Form 10-Q
period 1998-03-31
CUNNINGHAM GRAPHICS INTERNATIONAL INC
filed 1998-05-22
CIK 1053949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1998

                        Commission File Number 000-24021

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

       New Jersey                                              22-3561164
(State of incorporation)                                    (I.R.S. Employer
                                                          Identification Number)

                                629 Grove Street
                                 Jersey City, NJ
                    (Address of principal executive offices)
                                      07310
                                   (Zip Code)

                                  201-217-1990
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                Yes [   ]  No [ X  ]

The number of shares of Common Stock, no par value, of the Registrant outstanding at May, 18 1998 was 5,295,000

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                      INDEX

                                                                                                      Page
                                                                                                      ----
Part I -- Financial Information
                Item 1 -- Financial Statements (Unaudited)
                    Condensed Balance Sheets as of January 12, 1998 (date of incorporation)
                     and March 31, 1998.........................................................         1

                    Notes to Condensed Financial Statements.....................................         2

                    Predecessor Condensed Balance Sheets as of December 31, 1997 and
                    March 31, 1998..............................................................         4

                    Predecessor Condensed Statements of Income for the Three Months
                    Ended March 31, 1997 and 1998...............................................         5

                    Predecessor Condensed Statements of Cash Flows for the Three Months
                    Ended March 31, 1997 and 1998...............................................         6

                    Notes to Condensed Financial Statements.....................................         7



                Item 2 -- Management's Discussion and Analysis of Financial Condition
                and Results of Operations.......................................................         9

Part II -- Other Information
                Item 1 -- Legal Proceedings.....................................................        14

                Item 2 -- Changes in Securities and Use of Proceeds.............................        14

                Item 6 -- Exhibits and Reports on Form 8-K

                      (a) Exhibits
                           Exhibit 27 - Financial Data Schedule

                      (b) Reports on Form 8-K
                            None

                           Part I. FINANCIAL INFORMATION

                      CUNNINGHAM GRAPHICS INTERNATIONAL, INC
                             CONDENSED BALANCE SHEETS
                                    (Unaudited)

                                                          January 12,  March 31,
                                                             1998       1998
                                                             ----       ----
Current assets:
   Cash .................................................     $12        $12
                                                              ===        ===
Stockholder's equity:
   Preferred stock, no par value, 10,000,000 authorized,
      none issued .......................................      --         --
   Common stock, no par value, 30,000,000 authorized,
      1 share issued and outstanding ....................     $12        $12
                                                              ---        ---
Total stockholder's equity ..............................     $12        $12
                                                              ===        ===

The accompanying notes are an integral part of the condensed financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                             NOTES TO BALANCE SHEETS
                                 March 31, 1998


1.   Organization and Basis of Presentation

Cunningham Graphics International, Inc. (the "Company") was incorporated in New Jersey on January 12, 1998 with an authorized capital of 30,000,000 shares of Common Stock, no par value (the "Common Stock") and 10,000,000 shares of Preferred Stock, no par value. As of March 31, 1998 one share of Common Stock was issued and outstanding. The Company's Registration Statement on Form S-1 (File No. 333-46541) was declared effective by the Securities and Exchange Commission on April 21, 1998. The Company's Registration Statement on Form S-1 (File No. 333-50713), filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, became effective on April 22, 1998. Pursuant to the foregoing Registration Statements, the Company's initial public offering (the "Offering") of Common Stock, began on April 22, 1998 (See Note 2). Accordingly, because the Company had no operations from the date of incorporation until March 31, 1998 on a stand alone basis, no statements of operations and cash flows are presented for the Company for the three months ended March 31, 1998.

On April 22, 1998, Cunningham Graphics, Inc. (the "Predecessor") was reorganized such that it became a wholly-owned subsidiary of the Company (the "Reorganization"). The Company issued to the stockholders of the Predecessor an aggregate of 2,595,260 shares of Common Stock and promissory notes in the aggregate principal amount of $2.6 million (the "Exchange Notes"). In the Reorganization, the Company also assumed the Predecessor's obligation under promissory notes in the aggregate principal amount of $2.2 million, representing undistributed S corporation taxable income (the "Distribution Notes").

The accompanying unaudited condensed balance sheets have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed unaudited balance sheets should be read in conjunction with the final prospectus of Cunningham Graphics International, Inc. dated April 22, 1998.

2.   Initial Public Offering

On April 27, 1998, the Company closed the Offering of 2,530,000 shares of Common Stock at a price of $13.00 per share. The Exchange Notes and the Distribution Notes were paid from the net proceeds of the Offering.

3.   Acquisition

Also on April 27, 1998, the Company closed the acquisition of the outstanding ordinary share capital of Roda Limited, an English corporation ("Roda") for consideration consisting of cash in the amount of $4.1 million and 169,739 shares of Common Stock, valued at the offering price of $13.00. In addition, the Company placed into the custody of its lawyers in London $1.8 million, which will be utilized to acquire the outstanding preference share capital of Roda on or before June 30, 1998. The excess of the purchase price over the net assets acquired totaled approximately $10.8 million and will be recorded as goodwill. The goodwill will be amortized over a 40 year period.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                      PREDECESSOR CONDENSED BALANCE SHEETS
                       (in thousands, except share amount)

                                                                                  December 31,  March 31,
                                                                                      1997        1998
                                                                                    -------      -------
                                                                                     (Note)    (Unaudited)
Assets
Current assets:
   Cash ......................................................................      $    67      $   566
   Accounts receivable (net of allowance for doubtful accounts
     of $50 in 1997 and $140 in 1998) ........................................        5,673        5,440
   Inventories ...............................................................          940          923
   Prepaid expenses and other current assets .................................           78           44
   Notes and advances receivable -- stockholder/officers .....................          136          151
   Deferred income taxes .....................................................           47           47
                                                                                    -------      -------
Total current assets .........................................................        6,941        7,171
Property and equipment -- net ................................................        3,579        3,713
Other assets .................................................................          418          894
                                                                                    -------      -------
                                                                                    $10,938      $11,778
                                                                                    =======      =======

Liabilities and stockholders' equity
Current liabilities:
   Current portion of long-term debt, third party ............................      $   407      $   429
   Revolving line of credit ..................................................          300         --
   Current portion of obligations under capital leases .......................          178          184
   Accounts payable ..........................................................        3,854        3,384
   Accrued expenses ..........................................................        1,474        2,359
                                                                                    -------      -------
Total current liabilities ....................................................        6,213        6,356
Long-term debt, third-party -- net of current portion ........................        1,185        1,038
Obligations under capital leases -- net of current portion ...................          332          360
Deferred income taxes ........................................................           57           57

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value; 2,507 shares authorized, 119 shares in 1997 and 1998 issued and outstanding,
       stated at $50 per share ...............................................            6            6
   Additional paid-in capital ................................................          734          734
   Retained earnings .........................................................        2,411        3,227
                                                                                    -------      -------
Total stockholders' equity ...................................................        3,151        3,967
                                                                                    -------      -------
                                                                                    $10,938      $11,778
                                                                                    =======      =======

The accompanying notes are an integral part of the condensed financial statements.

Note: The balance sheet as of December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                   PREDECESSOR CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                      1997              1998
                                                  -----------       -----------
Net sales ..................................      $     8,669       $    10,850
Operating expenses:
    Costs of production ....................            6,539             8,124
    Selling, general and administration ....            1,363             1,601
    Depreciation and amortization ..........              139               183
                                                  -----------       -----------
                                                        8,041             9,908
Income from operations .....................              628               942
    Interest expense .......................              (77)              (60)
    Other income ...........................               40                 7
                                                  -----------       -----------
Income before income taxes .................              591               889
    Provision for income taxes .............               35                73
                                                  -----------       -----------
Net income .................................      $       556       $       816
                                                  ===========       ===========

Pro Forma Data (unaudited):
Income before income taxes .................                        $       889
    Pro forma provision for income taxes ...                                364
                                                                    -----------
Pro forma net income .......................                        $       525
                                                                    ===========
Pro forma earnings per share ...............                        $      0.18
                                                                    ===========
Pro forma shares outstanding ...............                          2,964,492
                                                                    ===========

The accompanying notes are an integral part of the condensed financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                  PREDECESSOR CONDENSED STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 1997 and 1998
                                 (in thousands)
                                   (Unaudited)

                                                                    1997          1998
                                                                  -------       -------
Cash flows from operating activities
Net income .................................................      $   556       $   816
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization ..........................          139           183
    Deferred income taxes ..................................            5          --
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable .............         (893)          233
    (Increase) decrease in inventory .......................           (4)           17
    (Increase) decrease in prepaid expenses and other assets         (121)           34
    (Increase) decrease in other assets ....................           19          (476)
    (Increase) decrease in advance to officers .............           39           (15)
    Increase (decrease) in accounts payable ................          220          (470)
    Increase in accrued expenses ...........................          404           885
                                                                  -------       -------
Net cash provided by operating activities ..................          364         1,207
Cash flows from investing activities
    Proceeds from the disposition of equipment .............        1,325          --
    Acquisition of property and equipment ..................       (1,113)         (234)
                                                                  -------       -------
Net cash provided by (used in)  investing activities .......          212          (234)
Cash flows from financing activities
    Net principal (payments) on revolving line of credit ...         (750)         (300)
    Proceeds from long-term borrowings, third party ........           24          --
    Principal payments on long-term borrowings, third-party           (49)         (125)
    Principal payments on obligations under capital lease ..          (55)          (49)
    Principal payments on notes payable - related parties ..          (18)         --
                                                                  -------       -------
Net cash used in financing activities ......................         (848)         (474)
                                                                  -------       -------
Net (decrease) increase in cash ............................         (272)          499
Cash, beginning of year ....................................          543            67
                                                                  -------       -------
Cash, end of first quarter .................................      $   271       $   566
                                                                  =======       =======
Supplemental disclosure of noncash investing and
    financing activities
Acquisition of equipment under capital leases ..............      $  --         $    83
                                                                  =======       =======

The accompanying notes are an integral part of the condensed financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
               NOTES TO PREDECESSOR CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998



1.   Organization and Basis of Presentation

Cunningham Graphics, Inc. (the "Predecessor") is the predecessor to Cunningham Graphics International, Inc. (the "Company") and provides a wide range of graphic communication services to financial institutions and corporations, focusing on producing and distributing time-sensitive analytical research and marketing materials and on providing on-demand printing.

On April 22, 1998 the Predecessor reorganized (the "Reorganization") such that all the stockholders of the Predecessor contributed all of the outstanding shares of common stock of the Predecessor to Cunningham Graphics International, Inc., in exchange for a total of 2,595,260 shares of common stock, no par value (the "Common Stock") and promissory notes (the "Exchange Notes") in the aggregate principal amount of $2.6 million. In the Reorganization, the Company also assumed the Predecessor's obligations under promissory notes in the aggregate principal amount of $2.2 million, representing undistributed S corporation taxable income (the "Distribution Notes"). Collectively the Exchange Notes and Distribution Notes are known as the "Reorganization Notes." The Company's Registration Statement on Form S-1 (File No. 333-46541) was declared effective by the Securities and Exchange Commission on April 21, 1998. The
Company's Registration Statement on Form S-1 (File No. 333-50713), filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, became effective on April 22, 1998. Pursuant to the foregoing Registration Statements, the Company's initial public offering (the "Offering") of Common Stock, no par value per share, began on April 22, 1998 (See Note 4). Accordingly, because the Company had no operations during the three months ended March 31, 1998 on a stand alone basis, the financial statements include cash flows of the Predecessor for the three months ended March 31, 1997 and 1998.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed unaudited financial statements should be read in conjunction with the final prospectus of Cunningham Graphics International, Inc. dated April 22, 1998. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

2.   Pro Forma Income Taxes

The Predecessor elected to be taxed as an S corporation pursuant to the Internal Revenue Code and certain state and local tax regulations. Therefore, no provision has been made in the accompanying financial statements for federal and certain state and local taxes, since such are the liability of the stockholders. As a result of the Reorganization the Company's S corporation election terminated and the Company will be subject to federal and additional state income taxes.

The accompanying statement of operations for the three months ended March 31, 1998 includes a provision for income taxes on an unaudited pro forma basis as if the Predecessor had been a C corporation subject to applicable federal and state income taxes.

3.   Pro Forma Earnings Per Share

Pro forma earnings per share is computed using pro forma net income and pro forma shares outstanding of 2,964,492 consisting of (i) the initial Cunningham Graphics International, Inc. founding share, (ii) 2,595,260 shares to be issued in the Reorganization and (iii) 369,231 shares, representing the value of the $4.8 million principal amount of the Reorganization Notes at the Offering price of $13.00 per share.

4.   Initial Public Offering

On April 27, 1998, the Company closed the Offering of 2,530,000 shares of Common Stock inclusive of 330,000 shares subject to an over-allotment option, at a price of $13.00 per share. The Reorganization Notes were paid from the net proceeds of the Offering.

5.   Acquisition

Also on April 27, 1998, the Company closed the acquisition (the "Acquisition") of the outstanding ordinary share capital of Roda Limited, an English corporation ("Roda") for consideration consisting of cash in the amount of $4.1 million and 169,739 shares of Common Stock, valued at the Offering price of $13.00 per share. In addition, the Company placed into custody of its lawyers in London $1.8 million, which will be utilized to acquire the outstanding preference share capital of Roda on or before June 30, 1998. The excess of the purchase price over the net assets acquired totaled approximately $10.8 million and will be recorded as goodwill. The goodwill will be amortized over a 40 year period.

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 1997 and the three months ended March 31, 1998, as if the Acquisition had occurred on January 1, 1997: (in thousands, except earnings per share)

                                                December 31,       March 31,
                                                   1997              1998
                                                   ----              ----

Sales                                            $42,705           $12,923
Net income                                       $ 1,576           $   652
Pro forma earnings per share common share        $   .44           $   .18

The pro forma net income amounts reflects (i) the elimination of Roda's goodwill amortization of $90,000 for the full year 1997 and $23,000 for the three months ended March 31, 1998 related to the 1996 management buyout of Roda, (ii) the Company's recognition of amortization of goodwill of $272,000 for full year 1997 and $69,000 for three months ended March 31, 1998, resulting from the Acquisition, (iii) the elimination of $106,000 for full year 1997 of minority interest in the earnings of Roda and (iv) a pro forma provision for income taxes for the Company and Roda on a combined basis computed utilizing effective tax rates of 41% for United States income taxes and 31% for United Kingdom income taxes for both the full year 1997 and the three months ended March 31, 1998. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

The pro forma shares used for both the full year 1997 and for the three months ended March 31, 1998 was 3,591,223. This number of shares reflect (i) the initial CGII founding share, (ii) 2,595,260 shares to be issued in the Reorganization, (iii) 369,231 shares representing the number of shares having a value, at the initial public offer price of $13.00, corresponding to the principal amount of the Reorganization Notes, (iv) 169,739 shares issuable in connection with the Acquisition, and (v) 456,992 shares, representing the number of shares having a value at the offering price of $13.00 per share, corresponding to the $5.9 million liability for cash payable to the Roda stockholders in connection with the Acquisition.

Item  2.  Management's   Discussion  and  Analysis  and  Analysis  of  Financial
Conditions of Operations.

Overview

The following discussion of the historical results of operations for the three months ended March 31, 1997 and 1998 and liquidity and capital resources should be read in conjunction with the unaudited predecessor financial statements of Cunningham Graphics International, Inc. ("CGII") included herein. Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" mean its predecessor, Cunningham Graphics, Inc. (the "Predecessor"), with respect to periods prior to the initial public offering, referred to below or CGII and its subsidiaries collectively with respect to periods after such offering.

The Company provides a wide range of graphic communications services to financial institutions and corporations, focusing on producing and distributing time-sensitive analytical research and marketing materials and providing on-demand printing services.

The Company commenced its operations in 1989 when it opened a printing facility in New Jersey to provide overnight printing and delivery of time-sensitive analytical research and marketing reports for its financial institution customers in the New York City area and, with the acquisition of Roda Limited, an English Corporation ("Roda"), on April 27, 1998, a facility in London. To date, the Company has experienced significant growth primarily through the (i) expansion of its existing customer base, (ii) addition of products and services,
(iii) assimilation of in-house printing operations, (iv) acquisition of selected assets and (v) establishment of strategic alliances which, in the case of Roda, led to its acquisition.

On April 27, 1998, the Company closed an initial public offering of 2,530,000 shares of its Common Stock (the "Offering") at a price of $13.00 per share, and a related reorganization (the "Reorganization") such that the Predecessor became a wholly-owned subsidiary of CGII. The net offering proceeds to the Company after deducting underwriting discounts and commissions and other expenses was $29.8 million.

Until the Reorganization, the Company was taxed as an S corporation. The Reorganization caused a termination of the S corporation status. As a result, the Company will become subject to federal and additional state income taxes. The Company will record additional deferred tax assets of approximately $295,000 and additional deferred tax liabilities of approximately $354,000 and a corresponding net tax expense of approximately $59,000 in its statement of income. These tax items will be reflected as a special charge in the Company's income statement for the quarter ended June 30, 1998.

The Company's five largest customers, all of which are financial institutions, accounted for approximately 63% of its net sales for the quarter ended March 31, 1998. As a result of the acquisition of Roda, the Company anticipates that foreign sales will account for a significant portion of net sales in the foreseeable future.

The Company's largest customer, Goldman, Sachs & Co. accounted for approximately 27% of the Company's net sales for the three months ended March 31, 1998. Although the Company has had long-term relationships with its significant customers, the Company's customers may terminate their relationships upon minimal, if any, advance notice and there can be no assurance that these relationships will continue. In addition, given the concentration of customers in the financial services industry, the Company's results will be particularly sensitive to fluctuations in the economy or financial markets affecting this industry.

The Company's net sales are derived primarily from providing printing and distribution services for customers in the financial services, insurance and publishing industries, a substantial component of which is the printing and distribution of financial and analytical research and marketing materials for the financial services industry. The Company also derives part of its net sales from providing fulfillment services, including labeling, mailing, inserting, kit assembly, and inventory management for its customers. Finally the Company provides computer and data output services and other document related services for customers.

The Company's operating expenses consist of the following: (i) costs of production, (ii) selling, general and administrative expenses and (iii) depreciation and amortization. Costs of production consist primarily of the cost of paper and other production materials, labor, outside services, insurance and other production expenses including repairs and maintenance and rent. Selling, general and administrative expenses consist primarily of management, administrative and marketing expenses, salaries for officers, salaries and commissions earned by sales persons and professional fees.

The Company's quarterly operating results have been and will continue to be subject to variation, depending upon factors such as the mix of business among the Company's services, the cost of materials, labor and technology, particulary in connection with the delivery of business services, the costs associated with initiating new outsourcing contracts or opening new offices, the economic condition of the Company's target markets, seasonal concerns and the cost of acquiring and integrating new businesses.

Results of Operations

The following table sets forth certain items from the Company's Statement of Income as a percentage of net sales for the periods indicated:

                                        For Three Months Ended March 31,
                                              1997          1998
                                             ------        ------

Net sales                                     100.0%        100.0%
    Costs of production                        75.5          74.9
    Selling, general and administrative        15.7          14.7
    Depreciation and amortization               1.6           1.7
                                             ------        ------
Income from operations                          7.2           8.7
    Interest expense                           (0.9)         (0.6)
    Other income                                0.5           0.1
                                             ------        ------
Income before income taxes                      6.8           8.2
    Provision for income taxes                  0.4           0.7
                                             ------        ------
Net income                                      6.4%          7.5%
                                             ======        ======

Three Months ended March 31, 1998 compared to three months ended March 31, 1997

Net sales. The Company reported net sales of $10.9 million for the three months ended March 31, 1998 compared to $8.7 million for the same period in 1997, an increase of $2.2 million or 25.3%. The majority of this increase was attributable to an increase in business with existing customers and price increases, with the balance attributable to the addition of new customers.

Costs of production. Costs of production were $8.1 million for the three months, as compared to $6.5 for the same period in 1997, an increase of 24.2%. Costs of production were approximately 74.9% of net sales for the three months ended compared to 75.5% for the same period in 1997. The improvement in percentage of net sales was the result of lower outside services costs being partially offset by higher payroll costs as it relates to percentage of net sales.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 1998 increased by $238,000 over the same period in 1997, to approximately $1.6 million. The increase was attributable to costs associated with the addition of personnel to support growth. However, as a percentage of net sales, such expenses decreased by 1.0% for the three months ended March 31, 1998 over the same period in 1997, as a result of lower selling expenses as a percentage of net sales.

Depreciation and amortization: Depreciation and amortization expenses were $183,000 for the three months ended March 31, 1998, an increase of $44,000, or 0.1% of net sales, as compared to the same period in 1997. The increase was the result of the acquisition of equipment and the expansion of facilities related to sales growth.

Provision for income taxes. Provision for income taxes reflect the Predecessor's status as an S corporation and was $73,000 for the three months ended March 31, 1998, as compared to $35,000 for the same period in 1997. The increase was attributable to higher income generated during the period. As discussed above, as a result of the Reorganization the S corporation status has terminated and the Company will become subject to federal and additional state income taxes.

Net income. As a result of the foregoing, net income increased to $816,000 for the three months ended March 31, 1998 from $556,000 for the same period in 1997. As a percentage of net sales, net income increased to 7.5% for the three months ended March 31, 1998 from 6.4% for the same period in 1997.

Liquidity and Capital Resources

As a result of the Offering, the Company received approximately $29.8 million net proceeds, after deducting underwriting discounts and commissions and other offering expenses. The Company used $5.9 million to pay for the acquisition of Roda, $4.8 million to pay notes to stockholders of the Predecessor, $3.6 million to repay indebtedness of the Company and Roda, $2.2 million for payment to trade creditors to take advantage of discounts, and $780,000 for equipment purchases. See "Part II, Item 2, Changes in Securities and Use of Proceeds." The Company expects to use the remaining net proceeds from the Offering to fund its growth strategy.

Until the closing of the Offering, the Company financed its operations, including working capital and equipment acquisitions, using bank borrowing, vendor financing, financing lease transactions, as well as from cash flow generated from operating activities, and stockholder debt and equity contributions.

Net cash provided by operating activities was $1.2 million for the three months ended March 31, 1998 and $364,000 for the same period in 1997. Net cash used in investing activities was $234,000 for the three months ended March 31, 1998.

Net cash of $212,000 was provided by investing activities for the same period in 1997. Net cash provided by investing activities for the three months ended March 31, 1997 was attributable to cash generated from the sale and leaseback of certain equipment for $1.3 million, offset in part by acquisition of property and equipment. Net cash used in financing activities total $474,000 for the three months ended March 31, 1998, as compared to $848,000 for the same period 1997.

The Company currently has a revolving credit facility with Summit Bank that expires on July 31, 1998. As of May 18, 1998, there are no outstanding borrowings under such facility. Borrowings under the revolving credit facility bear interest at the bank's prime rate (8.5% at March 31, 1998) or, at the Company's option, LIBOR plus 2.25%. Amounts due the Bank are collateralized by a security interest in substantially all of the Company's operating assets. A $1.0 million term loan from Summit Bank, outstanding as of March 31, 1998, was repaid from the proceeds of the Offering.

Roda has a credit facility with the Bank of Scotland (the "Roda Facility") consisting of a $2.0 million ((pound)1.2 million) term loan and a $746,000 ((pound)450,000) revolving line of credit. The line of credit is reviewed by the bank annually for renewal, but is payable on demand. Borrowing under both the term loan and the line of credit bear interest at the bank's base rate plus 2.50% (9.75% as of March 31, 1998). The debt is collateralized by substantially all of Roda's assets. As of March 31, 1998, approximately $313,000
((pound)187,000) was outstanding on the credit facility and $1.5 million ((pound)905,000 ) was outstanding under the term loan. The term loan is payable in equal monthly installments through October 20, 2001. Certain technical defaults under the Roda Facility as of March 31, 1998 have been waived by the Bank.

The Company is presently reviewing proposals from financial institutions for implementation of a new credit facility, which may include the refinancing of the outstanding indebtedness under the Roda Facility. No assurance can be given that the Company will consummate any such new credit facility.

Recent Pronouncements of the Financial Accounting Standards Board

Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at December 31, 1997, include the following Statements of Financial Accounting Standards ("SFAS").

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in the financial statements. This new standard, is effective for the Company for 1998 and it is currently anticipated to only impact the Company's financial statements related to the reporting of translation gains and losses for the acquisition of Roda.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which will be effective for the Company for the year ending December 31, 1998, establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in the interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's financial statements than is currently required and provided. The Company has not yet determined the effects, if any, of implementing SFAS 131 on its reporting financial information.

Forward Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result." "expects," "plans," "will continue," " is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or
unanticipated  events  or  circumstances   occurring  after  the  date  of  such
statements.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is, from time to time, a party to legal proceedings arising in the normal course of its business. Management believes that none of the legal proceedings currently outstanding will have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

          (a)  Not applicable.

          (b)  Not applicable.

          (c)  Not applicable.

          (d) The Company's Registration Statement on Form S-1 (File No. 333-46541) was declared effective by the Securities and Exchange Commission on April 21, 1998. The Company's Registration Statement on Form S-1 (File No. 333-50713), filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, became effective on April 22, 1998. Pursuant to the foregoing Registration Statements, the Company's initial public offering (the "Offering") of Common Stock, no par value per share, began on April 22, 1998. All of the 2,530,000 shares of Common Stock offered by the Company, inclusive of 330,000 shares subject to an over-allotment option, were sold on April 22 and 23, 1998. The managing underwriters for the Offering were Schroder & Co. Inc. and Prudential Securities Incorporated.

     The aggregate offering price of the securities registered and sold was $32,890,000. The Company incurred underwriting discounts and commissions of $2,302,300 and reasonably estimates that it incurred $800,000 on account of Securities and Exchange Commission registration fees, NASD filing fee, Nasdaq National Market Fee, "Blue Sky" fees, legal and accounting fees, printing costs and transfer agent fees. None of the expenses were incurred to directors, officers or persons owning 10% or more of any class of the Company's securities.

     The net proceeds of the Offering after deducting expenses was $29,787,700, which has been applied to date, as follows:

          (A)      Acquisition of ordinary share capital
                   of Roda Limited, an English corporation
                   ("Roda"):                                     $  4,103,148

          (B)      Deposit into pound sterling account for
                   acquisition of preference share capital
                   of Roda on or before June 30, 1998:           $  1,837,745

          (C)      Advance to Roda for repayment of
                   indebtedness:                                 $  1,429,305

          (D)      Payment of indebtedness due to
                   stockholders of the Company prior to
                   the offering:                                 $  4,800,000
 .
          (E)      Payment of indebtedness to bank:              $  2,200,000

          (F)      Payment of trade creditors to take
                   advantage of discounts:                       $  2,162,391

          (G)      Equipment purchases                           $    780,026
                                                                 ------------

     TOTAL                                                       $ 17,312,615
                                                                 ============

The remaining $12,475,085 net proceeds have been invested in short term U.S. Government Treasury obligations and high grade Commercial Paper.

Item 6. Exhibits and Reports on Form 8-K

    (a)   Exhibits
          Exhibit 27 - Financial Data Schedule

    (b)   Reports on Form 8-K
          None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
 (Registrant)


By:   /s/ Michael R. Cunningham                             May 22, 1998
-----------------------------------------                ------------------
          Michael R. Cunningham                                (Date)
President and Chief Executive Officer
        (Duly authorized officer)

By:   /s/ Robert M. Okin                                    May 22, 1998
-----------------------------------------                ------------------
       Robert M. Okin                                         (Date)
   Chief Financial Officer
(Principal Financial Officer)