Form 10-Q
period 1998-06-30
CUNNINGHAM GRAPHICS INTERNATIONAL INC
filed 1998-08-12
CIK 1053949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended June 30, 1998

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

     Yes [X] No [ ]

The number of shares of Common Stock, no par value, of the Registrant outstanding at August 6, 1998 was 5,295,000

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                      INDEX

                                                                                        Page
                                                                                        ----
Part I -- Financial Information
                Item 1 -- Consolidated Financial Statements (Unaudited)
                    Condensed Consolidated Balance Sheets as of December 31, 1997
                       and June 30, 1998 .............................................    1
                    Condensed Consolidated Statements of Income for the Three Months
                       and Six Months Ended June 30, 1997 and 1998 ...................    2
                    Condensed Consolidated Statements of Cash Flows for the Six Months
                       Ended June 30, 1997 and 1998 ..................................    3
                    Notes to Condensed Consolidated Financial Statements .............    4
                Item 2 -- Management's Discussion and Analysis of Financial Condition
                and Results of Operations ............................................    7

Part II -- Other Information
                Item 2 -- Changes in Securities and Use of Proceeds ..................   14
                Item 6 -- Exhibits and Reports on Form 8-K

                      (a) Exhibits
                            Exhibit 10.17 - Credit and Security Agreement dated July 9, 1998 between Summit Bank and Cunningham Graphics International, Inc.
                            Exhibit 27 - Financial Data Schedule

                      (b) Reports on Form 8-K
                            None

                          Part I. FINANCIAL INFORMATION
                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                           December 31,  June 30,
                                                                               1997        1998
                                                                             -------     -------
                                                                              (Note)   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents ...........................................     $    67     $13,737
   Accounts receivable (net of allowance for doubtful accounts
     of $50 in 1997 and $214 in 1998) ..................................       5,673       8,589
   Inventories .........................................................         940       1,313
   Prepaid expenses and other current assets ...........................          78         728
   Notes and advances receivable -- stockholder/officers ...............         136          --
   Deferred income taxes ...............................................          47         282
                                                                             -------     -------
Total current assets ...................................................       6,941      24,649
Property and equipment -- net ..........................................       3,579       7,119
Excess of cost over net assets acquired, net of accumluated amortization          --      10,908
Other assets ...........................................................         418         147
                                                                             -------     -------
                                                                             $10,938     $42,823
                                                                             =======     =======

Liabilities and stockholders' equity
Current liabilities:
   Current portion of long-term debt ...................................     $   407     $   756
   Revolving lines of credit ...........................................         300         703
   Current portion of obligations under capital leases .................         178         630
   Accounts payable ....................................................       3,854       3,838
   Accrued expenses ....................................................       1,474       3,558
                                                                             -------     -------
Total current liabilities ..............................................       6,213       9,485
Long-term debt -- net of current portion ...............................       1,185       1,024
Obligations under capital leases -- net of current portion .............         332       1,359
Deferred income taxes ..................................................          57         612
Other liabilities ......................................................          --         115

Commitments and contingencies

Stockholders' equity:
   Preferred stock, no par value, 10,000,000 authorized,
      none issued ......................................................          --          --
   Common stock, no par value, 30,000,000 authorized,
      5,295,000 issued and outstanding .................................           6      29,432
   Additional paid-in capital ..........................................         734          --
   Cummulative foreign currency translation adjustment .................          --          12
   Retained earnings ...................................................       2,411         784
                                                                             -------     -------
                                                                               3,151      30,228
                                                                             -------     -------
                                                                             $10,938     $42,823
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

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                           1997             1998            1997            1998
                                                       -----------      -----------     -----------      -----------
Net sales ........................................     $     8,506      $    13,080     $    17,175      $    23,930
Operating expenses:
    Costs of production ..........................           6,227            9,349          12,766           17,473
    Selling, general and administration ..........           1,562            1,890           2,925            3,491
    Depreciation and amortization ................             187              283             326              466
                                                       -----------      -----------     -----------      -----------
                                                             7,976           11,522          16,017           21,430
Income from operations ...........................             530            1,558           1,158            2,500
    Interest income (expense) ....................             (60)              18            (137)             (42)
    Other income (expense) .......................             (21)              12              19               19
                                                       -----------      -----------     -----------      -----------
Income before income taxes .......................             449            1,588           1,040            2,477
    Provision for income taxes ...................              27              724              62              797
                                                       -----------      -----------     -----------      -----------
Net income .......................................     $       422      $       864     $       978      $     1,680
                                                       ===========      ===========     ===========      ===========

Pro Forma Data (unaudited)
Income before income taxes .......................     $       449      $     1,588     $     1,040      $     2,477
    Pro forma provision for income taxes .........             184              753             426            1,117
                                                       -----------      -----------     -----------      -----------
Pro forma net income .............................     $       265      $       835     $       614      $     1,360
                                                       ===========      ===========     ===========      ===========
Pro forma earnings per common share:
    Basic ........................................                      $      0.17                      $      0.35
                                                                        ===========                      ===========
    Diluted ......................................                      $      0.17                      $      0.35
                                                                        ===========                      ===========

Proforma weighted average number of common shares:
    Basic ........................................                        4,757,190                        3,865,793
                                                                        ===========                      ===========
    Diluted ......................................                        4,822,418                        3,898,587
                                                                        ===========                      ===========

The accompanying notes are an integral part of the condensed financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     Six Months Ended June 30, 1997 and 1998
                                 (in thousands)
                                   (Unaudited)

                                                                   1997          1998
                                                                 --------      --------
Cash flows from operating activities
Net income .................................................     $    978      $  1,680
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization ..........................          325           466
    Deferred income taxes ..................................          (11)          154
Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable .............           69        (1,334)
    Increase in inventory ..................................         (371)         (176)
    Decrease (Increase) in prepaid expenses and other assets           42          (501)
    (Increase) decrease in other assets ....................           (3)          271
    Decrease in advance to officers ........................          158           136
    Decrease in accounts payable ...........................         (381)         (905)
    Increase in accrued expenses ...........................          699         1,275
                                                                 --------      --------
Net cash provided by operating activities ..................        1,505         1,066

Cash flows from investing activities
    Proceeds from the disposition of equipment .............        1,325            --
    Acquisition of property and equipment ..................       (1,458)       (1,532)
    Acquisition of Roda Limited, net of cash acquired ......           --        (6,127)
                                                                 --------      --------
Net cash used in investing activities ......................         (133)       (7,659)

Cash flows from financing activities
    Net proceeds from sale of common stock .................           --        29,426
    Net principal payments on revolving lines of credit ....       (1,050)          (70)
    Proceeds from long-term borrowings, third party ........           38            --
    Principal payments on long-term borrowings, third-party           (49)       (2,716)
    Principal payments on obligations under capital lease ..          (90)         (188)
    Principal payments on notes payable - related parties ..         (227)           --
    Distrubuted to stockholders ............................         (211)       (6,189)
Net cash (used in) provided by financing activities ........       (1,589)       20,263
                                                                 --------      --------
Net (decrease) increase in cash and cash equivalent ........         (217)       13,670
Cash and cash equivalents, beginning of year ...............          543            67
                                                                 --------      --------
Cash and cash equivalents, end of second quarter ...........     $    326      $ 13,737
                                                                 ========      ========

Supplemental disclosure of noncash investing and financing activities

Acquisition of equipment under capital leases ..............     $     --      $    967
                                                                 ========      ========


The accompanying notes are an integral part of the condensed financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


1. Organization and Basis of Presentation

Cunningham Graphics International, Inc. (the "Company") was incorporated in New Jersey on January 12, 1998 with an authorized capital of 30,000,000 shares of Common Stock, no par value (the "Common Stock") and 10,000,000 shares of Preferred Stock, no par value. The Company provides a wide range of graphic communication services to financial institutions and corporations, focusing on producing and distributing time-sensitive analytical research and marketing materials and on providing on-demand printing.

On April 22, 1998 Cunningham Graphics, Inc. (the "Predecessor") reorganized (the "Reorganization") such that all the stockholders of the Predecessor contributed all of the outstanding shares of common stock of the Predecessor to Cunningham Graphics International, Inc., in exchange for a total of 2,595,260 shares of common stock, no par value (the "Common Stock") and promissory notes (the "Exchange Notes") in the aggregate principal amount of $2.6 million. In the Reorganization, the Company also assumed the Predecessor's obligations under promissory notes in the aggregate principal amount of $2.2 million, representing undistributed S corporation taxable income (the "Distribution Notes"). Collectively the Exchange Notes and Distribution Notes are known as the "Reorganization Notes." The Company's Registration Statement on Form S-1 (File No. 333-46541) was declared effective by the Securities and Exchange Commission on April 21, 1998. The Company's Registration Statement on Form S-1 (File No. 333-50713), filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, became effective on April 22, 1998. Pursuant to the foregoing Registration Statements, the Company's initial public offering (the "Offering") of 2,530,000 shares of Common Stock, no par value per share, began on April 22, 1998 (See Note 4). Accordingly, the financial statements in this Quarterly Report on Form 10-Q reflect the results of operations of the Predecessor through April 22, 1998 (the effective date of the Offering) and the combined results of the Company from April 23,1998 through June 30, 1998.

On April 27, 1998, the Company closed the acquisition (the "Acquisition") of the outstanding ordinary share capital of Roda Limited, an English corporation ("Roda") for consideration consisting of cash in the amount of $4.1 million and 169,739 shares of Common Stock, valued at the Offering price of $13.00 per share. In addition, the Company placed into custody of its lawyers in London $1.8 million, to be utilized to acquire the outstanding preference share capital of Roda on or before June 30, 1998. The outstanding preference share capital of Roda was acquired on June 4, 1998 for $1.8 million. The excess of the purchase price over the net assets acquired totaled approximately $11.0 million and was recorded as goodwill. The goodwill is being amortized over a 40-year period.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed unaudited financial statements should be read in conjunction with the final prospectus of Cunningham Graphics International, Inc. dated April 22, 1998. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

2. Pro forma Income Taxes

The Company elected to be taxed as an S corporation pursuant to the Internal Revenue Code and certain state and local tax regulations. Therefore, with regards to the Company's actual results through June 30, 1998, no provision has been made in the accompanying financial statements for federal and certain state and local income taxes up to April 22, 1998, since such income taxes are the liability of the Predecessor's stockholders.

As a result of the Reorganization, the Company's S corporation election terminated on April 22, 1998. Accordingly, in the quarter ended June 30, 1998 the Company recorded additional deferred tax assets of $235,000 and additional deferred tax liabilities of $329,000 and a corresponding net tax charge of $94,000 in the statement of income in accordance with the provisions of Financial Accountings Standards Board issued Statement No. 109.

The accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 1998 and 1997 include a provision for income taxes on an unaudited pro forma basis as if the Company had been a C corporation subject to applicable federal and state income taxes.

3. Pro Forma Earnings Per Share

Pro forma earnings per share is computed using pro forma net income and pro forma shares outstanding and has been determined based on the methodology outlined immediately below. However, after April 22, 1998, the number of shares utilized in determining earnings per share exclude the number of common shares that the Predecessor would have needed to issue in order to settle the Reorganization Notes.

The pro forma shares used is based on the weighted average of (i) the initial Cunningham Graphics International, Inc. founding share, (ii) 2,595,260 shares issued to stockholders of the Predecessor in the Reorganization, (iii) 369,231 shares, representing the value of the $4.8 million principal amount of the Reorganization Notes at the Offering price of $13.00 per share, (iv) 169,739 shares issued in connection with the Acquisition, and (v) the 2,530,000 shares issued in connection with the Offering, inclusive of 330,000 shares subject to an over-allotment option.

4.  Initial Public Offering

On April 27, 1998, the Company closed the Offering of 2,530,000 shares of Common Stock inclusive of 330,000 shares subject to an over-allotment option, at a price of $13.00 per share. The Reorganization Notes were paid from the net proceeds of the Offering.

5. Pro Forma Consolidated Results of Operations

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 1997 and the three months and six month periods ended June 30, 1998, as if the Acquisition had occurred on January 1, 1997: (in thousands, except earnings per share)


                                                             Ended June 30, 1998
                                                             -------------------
                                               December 31,   Three       Six
                                                   1997      months      months
                                                   ----      ------      ------
Sales                                            $42,705     $13,747     $26,669
Pro forma net income                             $ 1,576     $   677     $ 1,329
Pro forma earnings per share common share        $   .44     $   .12     $   .30


The pro forma net income amounts reflect (i) the elimination of Roda's goodwill amortization of $90,000 for the full year 1997, $8,000 for the three months and $31,000 for the six months ended June 30, 1998 related to the 1996 management buyout of Roda, (ii) the Company's recognition of amortization of goodwill from the Acquisition of $272,000 for full year 1997 and $23,000 for the period April 1 through April 26 (the Acquisition date) and $92,000 for the period January 1 through April 26, (iii) the elimination of $106,000 for full year 1997 of minority interest in the earnings of Roda and (iv) a pro forma provision for income taxes for the Company and Roda on a combined basis computed utilizing effective tax rates of 41% for United States income taxes and 31% for United Kingdom income taxes for both the full year 1997 and the three months and six month period ended June 30, 1998. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

The pro forma shares used for both the full year 1997 and for the three months and six months periods ended June 30, 1998 has been determined based on the methodology outlined immediately below. However, after April 22, 1998, the number of shares utilized in determining earnings per share exclude the number of common shares that the Predecessor would have needed to issue in order to settle the Reorganization Notes and after April 27, 1998 the number of shares exclude the number of common shares corresponding to the $5.9 million cash paid to Roda stockholders in connection with the Acquisition.

Pro forma shares used is based on the weighted average of (i) the initial Cunningham Graphics International, Inc. founding share, (ii) 2,595,260 shares to be issued in the Reorganization, (iii) 369,231 shares representing the number of
shares  having  a  value,   at  the  initial   public  offer  price
of $13.00,  corresponding to the principal amount of the  Reorganization  Notes,
(iv) 169,739 shares issuable in connection with the Acquisition, and (v) 456,992 shares, representing the number of shares having a value at the offering price of $13.00 per share, corresponding to the $5.9 million liability for cash payable to the Roda stockholders in connection with the Acquisition and (vi) the 2,530,000 shares issued in connection with the Offering, inclusive of 330,000 shares subject to an over-allotment option.

6.  Reporting Comprehensive Income:

The Company adopted Statement of Financial Standards (SFAS) No. 130, "Reporting Comprehensive Income" in April 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by owners and distributions to owners) and its components in the financial statements. This new standard is effective for the Company for 1998 and it is currently anticipated to only impact the Company's financial statements related to the reporting of exchange rate translation gains and losses of Roda. For the three and six months ended June 30, 1998 the Company reported comprehensive income totaling $871,000, and $1,687,000 respectively, consisting of net income plus equity adjustments from foreign currency translations on an after-tax basis. There were no non-owner investments and distributions changes in equity for all of 1997, therefore comprehensive income equaled net income for the three and six month periods ended June 30, 1997.


Item  2.  Management's   Discussion  and  Analysis  and  Analysis  of  Financial
Conditions of Operations.

Overview

Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" mean Cunningham Graphics International, Inc. and its subsidiaries collectively subsequent to its initial public offering and the acquisition (the "Acquisition") of Roda Limited, English company ("Roda"), and Cunningham Graphics, Inc. (the "Predecessor") alone, with respect to periods prior thereto.

The Company provides a wide range of graphic communications services to financial institutions and corporations, focusing on producing and distributing time-sensitive analytical research and marketing materials and providing on-demand printing services.

The Company commenced its domestic operations in 1989 when it opened a printing facility in New Jersey to provide overnight printing and delivery of time-sensitive analytical research and marketing reports for its financial institution customers in the New York City area. To date, the Company has experienced  significant  domestic  growth  through  the  (i)  expansion  of its existing customer base, (ii) addition of products and services, (iii) assimilation of in-house printing operations, (iv) acquisition of selected assets and (v) establishment of strategic alliances which, in the case of Roda, led to the Acquisition on April 27, 1998.

On April 22, 1998 the Predecessor reorganized (the "Reorganization") such that it became a wholly owned subsidiary of the Company. On April 27, 1998, the Company completed an initial public offering of 2,530,000 shares of its Common Stock (the "Offering") at a price of $13.00 per share. The net proceeds of the Offering to the Company after deducting underwriting discounts and commissions and other expenses were $29.4 million.

Until the Reorganization, the Predecessor was taxed as an S corporation. The Reorganization caused a termination of the S corporation status. As a result, the Company became subject to additional federal and state income taxes. The Company recorded additional deferred tax assets of approximately $235,000 and additional deferred tax liabilities of approximately $329,000 and a corresponding net tax charge of approximately $94,000 in its statement of income. This special tax expense is reflected in the Company's provision for income taxes on the Condensed Statement of Income for the three and six months ended June 30, 1998.

The Company's five largest customers, all of which are financial institutions, accounted for approximately 61% of its net sales for the six months ended June 30, 1998 and 68% for the same period in 1997. The Company's largest customer, Goldman, Sachs & Co. accounted for approximately 24% of the Company's net sales for the six months ended June 30, 1998 and 20% for the same period in 1997. Although the Company has had long-term relationships with its significant customers, the Company's customers may terminate their relationships upon minimal, if any, advance notice and there can be no assurance that these relationships will continue. In addition, given the concentration of customers in the financial services industry, the Company's results will be particularly sensitive to fluctuations in the economy or financial markets affecting this industry.

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

The Company's quarterly operating results have been and will continue to be subject to variation, depending upon factors such as the mix of business among the Company's services, the cost of materials, labor and technology, particularly in connection with the delivery of business services, the costs associated with initiating new outsourcing contracts or opening new offices, the economic condition of the Company's target markets, seasonal concerns and the cost of acquiring and integrating new businesses.

Results of Operations

The following tables set forth certain items from the Company's Statements of Income as a percentage of net sales for the periods indicated:

Three Months ended June 30, 1998 compared to three months ended June 30, 1997

                                                For Three Months Ended June 30,
                                                -------------------------------
                                                      1997            1998
                                                    ------          ------
Net sales                                            100.0%          100.0%
    Costs of production                               73.2            71.5
    Selling, general and administrative               18.4            14.4
    Depreciation and amortization                      2.2             2.2
                                                    ------          ------
Income from operations                                 6.2            11.9
    Interest income (expense)                         (0.7)            0.1
    Other income (expense)                            (0.2)            0.1
                                                    ------          ------
Income before income taxes                             5.3            12.1
    Provision for income taxes                         0.3             5.5
                                                    ------          ------
Net Income                                             5.0%            6.6%
                                                    ======          ======
Pro Forma Data:
Income before income taxes                             5.3%           12.1%
  Pro forma provision for income taxes                 2.2             5.8
                                                    ------          ------
Pro forma net income                                   3.1%            6.4%
                                                    ======          ======

Net sales. The Company reported net sales of $13.1 million for the three months ended June 30, 1998 compared to $8.5 million for the same period in 1997, an increase of $4.6 million or 54.1%. The increase was attributable to the inclusion of $1.9 million of Roda's net sales after the Acquisition, together with an increase of $2.7 million in net sales from domestic operations. Domestic sales increased in same customer base sales and value-added revenue. Impressions, which is the Company's unit of measure and equates to total pages printed, increased domestically by 17.5% for the three months ended June 30, 1998 over the same period in 1997.

Costs of production. Costs of production were $9.3 million for the three months ended June 30, 1998, as compared to $6.2 million for the same period in 1997, an increase of $3.2 million or 50.0%. Costs of production were approximately 71.5% of net sales for the three months ended June 30, 1998, compared to 73.2% for the same period in 1997. The reduction of costs of production as a percentage of net sales was attributable to the inclusion of Roda's lower percentage costs of production for the period subsequent to the Acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.9 million for the three months ended June 30, 1998, as compared to $1.6 million for the same period in 1997, an increase of approximately $0.3 million or 18.8%. Selling, general and administrative expenses were 14.4 % of net sales for the three months ended June 30, 1998 compared to 18.4% for the same period in 1997. The increase was attributable to the inclusion of Roda's selling, general and administration expenses after the Acquisition. The 4.0% decrease of selling, general and administrative expenses, as a percentage of net sales was attributable to both improved operational efficiencies in domestic operations and the inclusion of Roda's lower selling, general and administrative expenses as a percentage of its net sales.

Depreciation and amortization: Depreciation and amortization expenses were $283,000 for the three months ended June 30, 1998, as compared to $187,000 for the same period in 1997, an increase of $96,000, or 51.3% as compared to the same period in 1997. The increase was the result of the inclusion of Roda's expenses after the Acquisition, goodwill amortization associated with the Acquisition and the purchase of new equipment for use in domestic operations.

Pro forma provision for income taxes. On April 22, 1998 the Company converted from an S corporation to a C corporation for tax purposes (the "Conversion") in conjunction with the Reorganization. For comparative purposes pro forma provision for income taxes was calculated as if the Conversion had occurred on January 1, 1997. The pro forma provision for income taxes was $753,000 for the three months ended June 30, 1998, as compared to $184,000 for the same period in 1997. As a percentage of profits before taxes the tax rate was 47.4% for the three months ended June 30, 1998 and 41.0% for the same period in 1997. The increase in pro forma provision of income taxes as a percentage of profit before taxes was due to a special one time $94,000 charge attributable to Conversion, partially offset by the inclusion of Roda's operations with a tax rate of 31%.

Pro forma net income. As a result of the foregoing, pro forma net income decreased to $835,000 from actual net income of $864,000 for the three months ended June 30 1998 and for the same period in 1997 pro forma net income decreased to $265,000 from actual net income of $422,000. As a percentage of net sales, pro forma net income decreased to 6.4% from actual net income of 6.6% for the three months ended June 30, 1998 and for the same period in 1997 pro forma net income decreased to 3.1% from actual net income of 5.3%.

Six Months ended June 30, 1998 compared to six months ended June 30, 1997

                                                 For Six Months Ended June 30,
                                                 -----------------------------
                                                     1997           1998
                                                    ------         ------

Net sales                                            100.0%         100.0%
    Costs of production                               74.3           73.0
    Selling, general and administrative               17.0           14.6
    Depreciation and amortization                      1.9            1.9
                                                    ------         ------
Income from operations                                 6.7           10.4
    Interest income (expense)                         (0.8)          (0.2)
    Other income (expense)                             0.1            0.1
                                                    ------         ------
Income before income taxes                             6.1           10.4
    Provision for income taxes                         0.4            3.3
                                                    ------         ------
Net income                                             5.7%           7.0%
                                                    ======         ======

Pro Forma Data:
Income before income taxes                             6.1%          10.4%
    Pro forma provision for income taxes               2.5            4.7
                                                    ------         ------
Pro forma net income                                   3.6%           5.7%
                                                    ======         ======

Net sales. The Company reported net sales of $23.9 million for the six months ended June 30, 1998 compared to $17.2 million for the same period in 1997, an increase of $6.7 million or 39.0%. The increase was attributable to, the inclusion of $1.9 million of Roda's net sales after the Acquisition together with an increase of $4.8 million in net sales from domestic operations. Domestic sales increased in same customer base sales and value-added revenue. Impressions, which is the Company's unit of measure and equates to total pages printed, increased domestically by 12.5% for the six months ended June 30, 1998 compared to same period in 1997.

Costs of production. Costs of production were $17.5 million for the six months ended June 30, 1998, as compared to $12.8 million for the same period in 1997, an increase of $4.7 million or 36.7%. Costs of production were approximately 73.0% of net sales for the six months ended compared to 74.3% for the same period in 1997. The reduction of costs of production as a percentage of net sales was attributable to the inclusion of Roda's lower percentage costs of production for the period subsequent to the Acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.5 million for the six months ended June 30, 1998, as compared to $2.9 million for the same period in 1997, an increase of approximately $0.6 million or 20.7%. Selling, general and administrative expenses were 14.6 % of net sales for the six months ended June 30, 1998 compared to 17.0% for the same period in 1997. The increase in expenses was attributable to the inclusion of Roda's selling, general and administration expenses after the Acquisition and the hiring of additional personnel in domestic operations to support growth. The 2.4% decrease in selling, general and administrative expenses, as a percentage of net sales, was the result of lower domestic selling expenses as a percentage of net sales, and the inclusion after the Acquisition of Roda's lower selling, general and administrative expenses as a percentage of net sales.

Depreciation and amortization: Depreciation and amortization expenses were $466,000 for the six months ended June 30, 1998, as compared to $326,000 for the same period 1997, an increase of $140,000, or 42.9%. The increase was the result of, the inclusion of Roda's expenses after the Acquisition, goodwill amortization associated with the Acquisition and the purchase of new equipment for use in the Company's domestic operations.

Pro forma provision for income taxes. On April 22, 1998 the Company converted from an S corporation to a C corporation for tax purposes (the "Conversion") in conjunction with the Reorganization. For comparative purposes pro forma provision for income taxes was calculated as if the Conversion occurred on January 1, 1997. The pro forma provision for income taxes was $1.1 million for the six months ended June 30, 1998, as compared to $426,000 for the same period in 1997. As a percentage of profit before taxes the tax rate was 45.1% for the six month period ended June 30, 1998, as compared to 41% for same period in 1997. The increase in pro forma provision for income taxes, as a percentage of profit before taxes, was due to a special one time charge of $94,000 charge attributable to the Conversion, partially offset by inclusion of Roda's operations at a 31% tax rate after the Acquisition.

Pro forma net income. As a result of the foregoing, pro forma net income decreased to $1.4 from actual net income of $1.7 million for the six months ended June 30 1998 and pro forma net income decreased to $614,000 from actual net income of $978,000 for the same period in 1997. As a percentage of net sales, pro forma net income decreased 5.7% of net sales from actual net income of 7.0% for the six months ended June 30, 1998 and pro forma net income decreased to 3.6% from actual net income of 6.1% for the same period in 1997.

Liquidity and Capital Resources

As a result of the Offering, the Company received approximately $29.4 million net proceeds, after deducting underwriting discounts and commissions and other offering expenses. The Company used $6.1 million to pay for the acquisition of Roda, $4.8 million to pay notes to stockholders of the Predecessor, $3.6 million to repay indebtedness of the Company and Roda, $2.2 million for payment to trade creditors to take advantage of discounts, and $1.3 million for equipment purchases. See "Part II, Item 2, Changes in Securities and Use of Proceeds." The Company expects to use the remaining net proceeds from the Offering to fund its growth strategy.

Until the closing of the Offering, the Company financed its operations, including working capital and equipment acquisitions, using bank borrowing, vendor financing, financing lease transactions, as well as from cash flow generated from operating activities, and stockholder debt and equity contributions.

Net cash provided by operating activities was $1.1 million for the six months ended June 30, 1998 and $1.5 for the same period in 1997.

Net cash used in investing activities was $7.7 million for the six months ended June 30, 1998 and $ 1.5 million for the same period in 1997. Net cash of $1.3 million was provided by investing activities for the six month period ended June 30, 1997. Net cash provided by investing activities for the six months ended June 30, 1997 was attributable to cash generated from the sale and leaseback of certain equipment for $1.3 million.

Net cash provided by financing activities was $20.3 million for the six months ended June 30, 1998, as compared to a net cash used in financing activities of $1.6 million for the same period in 1997. Net cash provided by financing activities is attributable to the $29.4 million net proceeds of the Offering, reduced by, $2.2 million to repay the Summit Bank indebtedness, $1.4 million to repay certain indebtedness of Roda and $4.8 million to repay indebtedness to the stockholders of the Predecessor incurred in the Reorganization.

On July 9, 1998 the Company entered into a $30.0 million revolving line of credit facility with Summit Bank. The revolving line of credit may be used for acquisitions and includes sub-limits of $5.0 million for purchase of equipment and $7.5 million for working capital. The facility is for three years, maturing July 9, 2001 and has annual extension options. The covenants of the revolving line of credit include, among other things, limitations on the disposition of material amounts of assets and the incurrence of additional indebtedness. In addition certain financial covenants, as to minimum net worth, maximum leverage and debt coverage ratios must be maintained. Complying with the net worth covenant could restrict the ability of the Company to pay dividends on Common Stock, although the Company does not have the intention of paying dividends for the foreseeable future. As at August 10, 1998, $27.9 million remained available for borrowing under the line of credit.

At June 30, 1998 the Company had a $2.0 million revolving credit facility with Summit Bank that would have expired on July 31, 1998. At June 30, 1998, there are no outstanding borrowings under such facility. This $2.0 million credit facility terminated upon the parties entering into the new credit facility.

Roda has a credit facility with the Bank of Scotland (the "Roda Facility") consisting of a $2.0 million ((pound)1.2 million) term loan and a $750,000 ((pound)450,000) revolving line of credit. The line of credit is reviewed by the bank annually for renewal, but is payable on demand. The debt is collateralized by substantially all of Roda's assets. As of June 30, 1998, approximately $700,000 ((pound)420,000) was outstanding on the credit facility and $1.4 million ((pound)840,000) was outstanding under the term loan. The term loan is payable in equal monthly installments through October 20, 2001. Certain technical defaults under the Roda Facility existed as of June 30, 1998 but have been waived by the Bank. On August 10, 1998 the Company, through its revolving credit facility with Summit Bank, issued a Standby Letter of Credit to Bank of Scotland to guarantee the Roda Facility and in consideration therefor, the Bank of Scotland eliminated existing financial covenants under such line of credit.

Recent Pronouncements of the Financial Accounting Standards Board

Recent pronouncements of the Financial Accounting Standards Board ("FASB") which were not required to be adopted at December 31, 1997, include the following Statements of Financial Accounting Standards ("SFAS").

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

                            PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

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

     The aggregate offering price of the securities sold was $32,890,000. The Company incurred underwriting discounts and commissions of $2,302,300 and reasonably estimates that it incurred $1,150,000 on account of Securities and Exchange Commission registration fees, NASD filing fee, Nasdaq National Market Fee, "Blue Sky" fees, legal and accounting fees, printing costs and transfer agent fees. None of the expenses were incurred to directors, officers or persons owning 10% or more of any class of the Company's securities.

     The net proceeds of the Offering after deducting expenses was $29,437,700, which has been applied to date, as follows:

(A) Acquisition of ordinary share capital
    of Roda Limited, an English corporation
    ("Roda"):                                                        $ 4,103,148

(B) Acquisition of preference share capital
    of Roda:                                                         $ 1,837,745

(C) Advance to Roda for repayment of
    indebtedness:                                                    $ 1,429,305

(D) Acquisition cost associated with Roda                            $   166,000

(E) Payment of indebtedness due to
    stockholders of the Company prior to
    the offering:                                                    $ 4,800,000

(F) Payment of indebtedness to bank:                                 $ 2,200,000

(G) Payment of trade creditors to take
    advantage of discounts:                                          $ 2,162,391

(H) Equipment purchases                                              $ 1,323,000
                                                                     -----------
         TOTAL                                                       $18,021,589
                                                                     ===========



The remaining $11.4 million net proceeds have been invested in short term high grade Commercial Paper and money market funds.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 10.17 - Credit and Security Agreement dated July 9, 1998 between Summit Bank and Cunningham Graphics International, Inc.

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
 (Registrant)

By:   /s/ Michael R. Cunningham                           August 11, 1998
-------------------------------------                    -------------------
    Michael R. Cunningham                                     (Date)
President and Chief Executive Officer
  (Duly authorized officer)

By:   /s/ Robert M. Okin                                  August 11, 1998
-------------------------------------                    -------------------
Robert M. Okin                                                (Date)
Chief Financial Officer
(Principal Financial Officer)