Form 10-Q
period 1998-09-30
CUNNINGHAM GRAPHICS INTERNATIONAL INC
filed 1998-11-12
CIK 1053949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1998

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

                Yes [X]  No [  ]

The number of shares of Common Stock, no par value, of the Registrant outstanding at November 10, 1998 was 5,295,000

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      INDEX

                                                                            Page
                                                                            ----
Part I -- Financial Information
     Item 1 -- Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1997
            and September 30, 1998..........................................   1

         Condensed Consolidated Statements of Income for the Three Months
            and Nine Months Ended September 30, 1997 and 1998...............   2

         Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1997 and 1998...............................   3

         Notes to Condensed Consolidated Financial Statements...............   4

     Item 2 -- Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................   7

Part II -- Other Information

     Item 2 -- Changes in Securities and Use of Proceeds....................  17

     Item 6 -- Exhibits and Reports on Form 8-K

           (a) Exhibits

                Exhibit 27 - Financial Data Schedule

           (b) Reports on Form 8-K

                 None

                             Part I. FINANCIAL INFORMATION
                        CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share amounts)

                                                                  December 31,      September 30,
                                                                      1997              1998
                                                                    --------          --------
                                                                     (Note)         (Unaudited)
Assets
Current assets:
    Cash and cash equivalents ............................          $     67          $ 11,071
    Accounts receivable ..................................             5,673            10,388
    Inventories ..........................................               940             1,473
    Prepaid expenses and other current assets ............                78               438
    Notes and advances receivable -- stockholder/officers                136                --
    Deferred income taxes ................................                47               282
                                                                    --------          --------
Total current assets .....................................             6,941            23,652
Property and equipment -- net ............................             3,579             8,288
Goodwill -- net ..........................................                --            10,863
Other assets .............................................               418               221
                                                                    --------          --------
                                                                    $ 10,938          $ 43,024
                                                                    ========          ========

Liabilities and stockholders' equity
Current liabilities:
    Current portion of long-term debt ....................          $    407          $    667
    Revolving lines of credit ............................               300               460
    Current portion of obligations under capital leases ..               178               653
    Accounts payable .....................................             3,854             3,681
    Accrued expenses .....................................             1,474             3,567
                                                                    --------          --------
Total current liabilities ................................             6,213             9,028
Long-term debt -- net of current portion .................             1,185               935
Obligations under capital leases -- net of current portion               332             1,310
Deferred income taxes ....................................                57               613
Other liabilities ........................................                --                85

Commitments and contingencies

Stockholders' equity:
    Preferred stock, no par value, 10,000,000 authorized,
       none issued .......................................                --                --
    Common stock, no par value, 30,000,000 authorized,
       5,295,000 issued and outstanding ..................                 6            29,265
    Additional paid-in capital ...........................               734                --
    Cummulative foreign currency translation adjustment ..                --               (26)
    Retained earnings ....................................             2,411             1,814
                                                                    --------          --------
                                                                       3,151            31,053
                                                                    --------          --------
                                                                    $ 10,938          $ 43,024
                                                                    ========          ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                       ----------------------------     ----------------------------
                                                           1997             1998            1997             1998
                                                       -----------      -----------     -----------      -----------
Net sales ........................................     $     8,593      $    14,191     $    25,768      $    38,118
Operating expenses:
    Costs of production ..........................           6,494           10,139          19,260           27,609
    Selling, general and administration ..........           1,274            2,070           4,199            5,565
    Depreciation and amortization ................             189              370             515              837
                                                       -----------      -----------     -----------      -----------
                                                             7,957           12,579          23,974           34,011
Income from operations ...........................             636            1,612           1,794            4,107
    Interest income (expense) ....................             (59)              78            (196)              36
    Other income (expense) .......................              14               27              33               46
                                                       -----------      -----------     -----------      -----------
Income before income taxes .......................             591            1,717           1,631            4,189
    Provision for income taxes ...................              33              687              95            1,483
                                                       -----------      -----------     -----------      -----------
Net income .......................................     $       558      $     1,030     $     1,536      $     2,706
                                                       ===========      ===========     ===========      ===========

Earnings per common share:
    Basic ........................................                      $      0.19
                                                                        ===========
    Diluted ......................................                      $      0.19
                                                                        ===========

Weighted average number of common shares:
    Basic ........................................                        5,295,000
                                                                        ===========
    Diluted ......................................                        5,332,762
                                                                        ===========

Pro Forma Data (unaudited)
Income before income taxes .......................     $       591                      $     1,631      $     4,189
    Pro forma provision for income taxes .........             242                              669            1,803
                                                       -----------                      -----------      -----------
Pro forma net income .............................     $       349                      $       962      $     2,386
                                                       ===========                      ===========      ===========
Pro forma earnings per common share:
    Basic ........................................                                                       $      0.55
                                                                                                         ===========
    Diluted ......................................                                                       $      0.54
                                                                                                         ===========

Proforma weighted average number of common shares:
    Basic ........................................                                                         4,347,431
                                                                                                         ===========
    Diluted ......................................                                                         4,407,190
                                                                                                         ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW Nine
                    Months Ended September 30, 1997 and 1998
                                 (in thousands)
                                   (Unaudited)

                                                                                  1997          1998
                                                                                --------      --------
Cash flows from operating activities
Net income ................................................................     $  1,536      $  2,706
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization .........................................          559           874
    Gain on sale of equipment .............................................          (11)           --
    Deferred income taxes .................................................          (22)          153
Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable ...................................................       (1,004)       (2,379)
    Inventory .............................................................         (322)         (292)
    Prepaid expenses and other assets .....................................           25          (275)
    Other assets ..........................................................           19           198
    Advance to officers ...................................................           24           136
    Accounts payable ......................................................           14        (1,024)
    Accrued expenses ......................................................          330           530
    Other liabilities .....................................................           --           (40)
                                                                                --------      --------
Net cash provided by operating activities .................................        1,148           587

Cash flows from investing activities
    Proceeds from the disposition of equipment ............................        1,349            --
    Acquisition of property and equipment .................................       (1,602)       (2,944)
    Acquisition of Roda Limited, net of cash acquired .....................           --        (6,149)
                                                                                --------      --------
Net cash used in investing activities .....................................         (253)       (9,093)

Cash flows from financing activities
    Net proceeds from sale of common stock ................................           --        29,250
    Net principal payments on revolving lines of credit ...................         (650)         (320)
    Proceeds from long-term borrowings, third party .......................           38            --
    Principal payments on long-term borrowings, third-party ...............         (192)       (2,901)
    Principal payments on obligations under capital lease .................         (143)         (241)
    Principal payments on notes payable - related parties .................         (227)           --
    Distrubuted to stockholders ...........................................         (201)       (6,237)
                                                                                --------      --------
Net cash (used in) provided by financing activities .......................       (1,375)       19,551
                                                                                --------      --------
Effect of exchange rate changes on cash and cash equivalents ..............           --           (41)
                                                                                --------      --------
Net (decrease) increase in cash and cash equivalent .......................         (480)       11,004
Cash and cash equivalents, beginning of year ..............................          543            67
                                                                                --------      --------
Cash and cash equivalents, end of period ..................................     $     63      $ 11,071
                                                                                ========      ========
Supplemental disclosure of noncash investing and
    financing activities
Issuance of common stock in conjunction with the acquisition
    of Roda Limited .......................................................     $     --      $  2,207
                                                                                ========      ========
Acquisition of equipment under capital leases .............................     $     --      $    967
                                                                                ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



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

On April 22, 1998 Cunningham Graphics, Inc. (the "Predecessor") reorganized (the "Reorganization") such that all the stockholders of the Predecessor contributed all of the outstanding shares of common stock of the Predecessor to Cunningham Graphics International, Inc., in exchange for a total of 2,595,260 shares of common stock, no par value (the "Common Stock") and promissory notes (the "Exchange Notes") in the aggregate principal amount of $2.6 million. In the Reorganization, the Company also assumed the Predecessor's obligations under promissory notes in the aggregate principal amount of $2.2 million, representing undistributed S corporation taxable income (the "Distribution Notes"). Collectively the Exchange Notes and Distribution Notes are known as the "Reorganization Notes." The Company's Registration Statement on Form S-1 (File No. 333-46541) was declared effective by the Securities and Exchange Commission on April 21, 1998. The Company's Registration Statement on Form S-1 (File No. 333-50713), filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, became effective on April 22, 1998. Pursuant to the foregoing Registration Statements, the Company's initial public offering (the "Offering") of 2,530,000 shares of Common Stock, no par value per share, began on April 22, 1998 (See Note 4). Accordingly, the financial statements in this Quarterly Report on Form 10-Q reflect the results of operations of the Predecessor through April 22, 1998 (the effective date of the Offering) and the combined results of the Company from April 23,1998 through September 30, 1998.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed unaudited financial statements should be read in conjunction with the final prospectus of Cunningham Graphics International, Inc. dated April 22,
1998. Operating results for the three-month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

2.   Pro forma Income Taxes

Through April 22, 1998, the Company and its shareholders had elected to be taxed as an S corporation pursuant to the Internal Revenue Code and certain state and local tax regulations. Therefore, with regards to the Company's actual results through September 30, 1998, no provision has been made in the accompanying financial statements for federal and certain state and local income taxes through April 22, 1998, since such income taxes were the liability of the Predecessor's stockholders.

As a result of the Reorganization, the Company's S corporation election terminated on April 22, 1998, and the Company recorded additional deferred tax assets of $235,000 and additional deferred tax liabilities of $329,000 and a corresponding net tax charge of $94,000 in the statement of income in accordance with the provisions of Financial Accountings Standards Board issued Statement No. 109.

The accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 1998 and 1997 include a provision for income taxes on an unaudited pro forma basis as if the Company had been a C corporation subject to applicable federal and state income taxes during the entire periods presented.

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

4.   Initial Public Offering

On April 27, 1998, the Company closed the Offering of 2,530,000 shares of Common Stock inclusive of 330,000 shares subject to an over-allotment option that was exercised, at a price of $13.00 per share. The Reorganization Notes were paid from the net proceeds of the Offering.

5.   Pro Forma Consolidated Results of Operations

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 1997 and the nine month period ended September 30, 1998, as if the Acquisition of Roda had occurred on January 1, 1997: (in thousands, except earnings per share)

                                             For the year          Nine months
                                                 Ended                Ended
                                             December 31,          September 30,
                                                 1997                  1998
                                             ------------         --------------
Sales                                           $42,705              $40,860
Pro forma net income                            $ 1,576              $ 2,359
Pro forma earnings per share common share       $   .44              $   .54


The pro forma net income amounts reflect (i) the elimination of Roda's goodwill amortization of $90,000 for the full year 1997 and $31,000 for the period January 1, 1998 through April 26, 1998 related to the 1996 management buyout of Roda, (ii) the Company's recognition of amortization of goodwill from the Acquisition of $272,000 for full year 1997 and $92,000 for the period January 1 through April 26, (iii) the elimination of $106,000 for full year 1997 of minority interest in the earnings of Roda and (iv) a pro forma provision for income taxes for the Company and Roda on a combined basis computed utilizing effective tax rates of 41% for United States income taxes and 31% for United Kingdom income taxes for both the full year 1997 and the nine month period ended September 30, 1998. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place on January 1, 1997 nor are they intended to be indicative of results that may occur in the future.

The pro forma shares used for both the full year 1997 and for the nine months periods ended September 30, 1998 has been determined based on the methodology outlined immediately below. However, after April 22, 1998, the number of shares utilized in determining earnings per share exclude the number of common shares that the Predecessor would have needed to issue in order to settle the Reorganization Notes and after April 27, 1998 the number of shares exclude the number of common shares corresponding to the $5.9 million cash paid to Roda stockholders in connection with the Acquisition.

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

6.   Reporting Comprehensive Income:

The Company adopted Statement of Financial Standards (SFAS) No. 130, "Reporting Comprehensive Income" in April 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by owners and distributions to owners) and its components in the financial statements. This new standard is effective for the Company for 1998 and it is currently anticipated to only impact the Company's financial statements related to the reporting of exchange rate translation gains and losses of Roda. For the three and nine months ended September 30, 1998 the Company reported comprehensive income totaling $1,056,000, and $2,732,000 respectively, consisting of net income plus equity adjustments from foreign currency translations on an after-tax basis. There were no non-owner investments and distributions changes in equity for all of 1997, therefore comprehensive income equaled net income for the three and nine-month periods ended September 30, 1997.


Item  2.  Management's   Discussion  and  Analysis  and  Analysis  of  Financial
Conditions of Operations.

Overview

Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" mean Cunningham Graphics International, Inc. and its subsidiaries collectively subsequent to its initial public offering and the acquisition (the "Acquisition") of Roda Limited, an English company ("Roda"), and Cunningham Graphics, Inc. (the "Predecessor") alone, with respect to periods prior thereto.

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

On April 22, 1998 the Predecessor reorganized (the "Reorganization") such that it became a wholly owned subsidiary of the Company. On April 27, 1998, the Company completed an initial public offering of 2,530,000 shares of its Common Stock (the "Offering") at a price of $13.00 per share. The net proceeds of the Offering to the Company after deducting underwriting discounts and commissions and other expenses were $29.3 million.

Until the Reorganization, the Predecessor was taxed as an S corporation. The Reorganization caused a termination of the S corporation status. As a result, the Company became subject to additional federal and state income taxes. The Company recorded additional deferred tax assets of approximately $235,000 and additional deferred tax liabilities of approximately $329,000 and a corresponding net tax charge of approximately $94,000 in its statement of income. This tax expense is reflected in the Company's provision for income taxes on the Condensed Statement of Income for the nine months ended September 30, 1998.

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

Results of Operations

The following tables set forth certain items from the Company's Statements of Income as a percentage of net sales for the periods indicated:

Three Months ended September 30, 1998 compared to three months ended September 30, 1997

                                                         For Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                          1997            1998
                                                         ------          ------

Net sales                                                 100.0%          100.0%
    Costs of production                                    75.6            71.4
    Selling, general and administrative                    14.8            14.6
    Depreciation and amortization                           2.2             2.6
                                                         ------          ------
Income from operations                                      7.4            11.4
    Interest income (expense)                              (0.7)            0.5
    Other income (expense)                                  0.2             0.2
                                                         ------          ------
Income before income taxes                                  6.9            12.1
    Provision for income taxes                              0.4             4.8
                                                         ------          ------
Net Income                                                  6.5%            7.3%
                                                         ======          ======
Pro Forma Data:
Income before income taxes                                  6.9%
  Pro forma provision for income taxes                      2.8
                                                         ------
Pro forma net income                                        4.1%
                                                         ======

Net sales. The Company reported net sales of $14.2 million for the three months ended September 30, 1998 compared to $8.6 million for the same period in 1997, an increase of $5.6 million or 65.1%. The increase was attributable to the inclusion of $2.5 million of Roda's net sales in 1998, together with an increase of $3.1 million in net sales from domestic operations.

Costs of production. Costs of production were $10.1 million for the three months ended September 30, 1998, as compared to $6.5 million for the same period in 1997, an increase of $3.6 million or 55.4%. Costs of production were approximately 71.4% of net sales for the three months ended September 30, 1998, compared to 75.6% for the same period in 1997. The reduction of costs of production as a percentage of net sales was attributable to the inclusion of Roda's lower percentage costs of production in 1998 and certain improvements and benefits resulting from the fixed nature of certain costs in the domestic operations.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2.1 million for the three months ended September 30, 1998, as compared to $1.3 million for the same period in 1997, an increase of $0.8 million or 61.5%. This increase was a result of the inclusion of Roda's operations and an investment in new marketing and management personnel in London and domestically. Selling, general and administrative expenses were 14.6 % of net sales for the three months ended September 30, 1998 compared to 14.8% for the same period in

1997. The decrease in selling, general and administrative expenses as a percentage of net sales reflects the benefits resulting from the fixed nature of certain costs associated with the increase in net sales domestically and from the Acquisition.

Depreciation and amortization: Depreciation and amortization expenses were $370,000 for the three months ended September 30, 1998, as compared to $189,000 for the same period in 1997, an increase of $181,000, or 95.8%. The increase was the result of the inclusion of Roda's depreciation expenses after the Acquisition, goodwill amortization associated with the Acquisition and the purchase of new equipment.

Provision for income taxes. On April 22, 1998 the Company converted from an S corporation to a C corporation for tax purposes (the "Conversion") in conjunction with the Reorganization. For comparative purposes pro forma provision for income taxes was calculated as if the Conversion had occurred on January 1, 1997. The provision for income taxes was $687,000 for the three months ended September 30, 1998, as compared to the pro forma provision for income taxes of $242,000 for the same period in 1997. As a percentage of profits before taxes the tax rate was 40% for the three months ended September 30, 1998 and 41.0% for the same period in 1997. The decrease is the result of the inclusion of Roda, which has a lower tax rate.

Net income. Net income was $1.0 million or $0.19 per share on a diluted basis with 5,332,762 weighted average common shares outstanding for the quarter ended September 30, 1998 compared to pro forma net income of $349,000 for the same period of the previous year.

Nine Months ended September 30, 1998 compared to nine months ended September 30, 1997

                                                           For Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                            1997          1998
                                                           -----          -----
Net sales                                                  100.0%         100.0%
    Costs of production                                     74.7           72.4
    Selling, general and administrative                     16.3           14.6
    Depreciation and amortization                            2.0            2.2
                                                           -----          -----
Income from operations                                       7.0           10.8
    Interest income (expense)                               (0.8)           0.1
    Other income (expense)                                   0.1            0.1
                                                           -----          -----
Income before income taxes                                   6.3           11.0
    Provision for income taxes                               0.4            3.9
                                                           -----          -----
Net income                                                   5.9%           7.1%
                                                           =====          =====

Pro Forma Data:
Income before income taxes                                   6.3%          11.0%
    Pro forma provision for income taxes                     2.6            4.7
                                                           -----          -----
Pro forma net income                                         3.7%           6.3%
                                                           =====          =====

Net sales. The Company reported net sales of $38.1 million for the nine months ended September 30, 1998 compared to $25.8 million for the same period in 1997, an increase of $12.3 million or 47.7%. The increase was attributable to, the inclusion of $4.3 million of Roda's net sales after the Acquisition together with an increase of $8.0 million in net sales from domestic operations.

Costs of production. Costs of production were $27.6 million for the nine months ended September 30, 1998, as compared to $19.3 million for the same period in 1997, an increase of $8.3 million or 43.0%. Costs of production were 72.4% of net sales for the nine months ended compared to 74.7% for the same period in 1997. The reduction of costs of production as a percentage of net sales was attributable to the inclusion of Roda's lower percentage costs of production for the period subsequent to the Acquisition and certain improvements and benefits resulting from the fixed nature of certain costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.6 million for the nine months ended September 30, 1998, as compared to $4.2 million for the same period in 1997, an increase of $1.4 million or 33%. Selling, general and administrative expenses were 14.6 % of net sales for the nine months ended September 30, 1998 compared to 16.3% for the same period in 1997. The decrease in selling, general and administrative expenses as a percentage of net sales reflects the benefits resulting from the fixed nature of certain costs associated with the increase in net sales domestically and from the Acquisition. The selling, general and administrative expenses in absolute dollars increased by $1.4 million when compared to the same period in 1997. This increase reflects the inclusion of Roda's selling, general and administration expenses after the Acquisition and an investment in new marketing and management personnel in London and domestically.

Depreciation and amortization: Depreciation and amortization expenses were $837,000 for the nine months ended September 30, 1998, as compared to $515,000 for the same period 1997, an increase of $322,000, or 62.5%. The increase was the result of, the inclusion of Roda's depreciation expense after the Acquisition, goodwill amortization associated with the Acquisition and the purchase of new equipment.

Pro forma provision for income taxes. On April 22, 1998 the Company converted from an S corporation to a C corporation for tax purposes (the "Conversion") in conjunction with the Reorganization. For comparative purposes pro forma provision for income taxes was calculated as if the Conversion occurred on January 1, 1997. The pro forma provision for income taxes was $1.8 million for the nine months ended September 30, 1998, as compared to $669,000 for the same period in 1997. As a percentage of profit before taxes the tax rate was 43% for the nine months period ended September 30, 1998, as compared to 41% for same period in 1997. The increase in pro forma provision for income taxes, as a percentage of profit before taxes, was due to a special one time charge of $94,000 charge attributable to the Conversion, partially offset by inclusion of Roda's operations at a 31% tax rate after the Acquisition.

Pro forma net income. Pro forma net income was $2.4 million or $.54 per share on a diluted basis with 4,407,190 weighted average common shares outstanding for the nine months ended September 30, 1998 compared to pro forma net income of $962,000 for the same period of the previous year.

Liquidity and Capital Resources

As a result of the Offering, the Company received approximately $29.3 million net proceeds, after deducting underwriting discounts and commissions and other offering expenses. The Company used $6.1 million to pay for the acquisition of Roda, $4.8 million to pay notes to stockholders of the Predecessor, $3.6 million to repay indebtedness of the Company and Roda, $2.2 million for payment to trade creditors to take advantage of discounts, and $2.7 million for equipment purchases. See "Part II, Item 2, Changes in Securities and Use of Proceeds." The Company expects to use the remaining net proceeds from the Offering to fund its growth strategy.

Until the closing of the Offering, the Company financed its operations, including working capital and equipment acquisitions, using bank borrowing, vendor financing, financing lease transactions, as well as from cash flow generated from operating activities, and stockholder debt and equity contributions.

Net cash provided by operating activities was $587,000 for the nine months ended September 30, 1998 and $1.2 million for the same period in 1997.

Net cash used in investing activities was $9.1 million for the nine months ended September 30, 1998 and $253,000 for the same period in 1997. The net cash used in investing activities for the nine months ended September 30, 1998 consists of $6.1 million for the Acquisition of Roda and $2.9 million for the acquisition of property and equipment. The net cash used in investing activities for the nine months ended September 30, 1997 is net of cash generated from the sale and leaseback of certain equipment for $1.3 million.

Net cash provided by financing activities was $19.6 million for the nine months ended September 30, 1998, as compared to net cash used in financing activities of $1.4 million for the same period in 1997. Net cash provided by financing activities is attributable to the $29.3 million net proceeds of the Offering, reduced by, $2.2 million to repay the Summit Bank indebtedness, $1.4 million to repay certain indebtedness of Roda and $4.8 million to repay indebtedness to the stockholders of the Predecessor incurred in the Reorganization.

On July 9, 1998 the Company entered into a $30.0 million revolving line of credit facility with a bank. The revolving line of credit may be used for acquisitions and includes sub-limits of $5.0 million for purchase of equipment and $7.5 million for working capital. The facility has a term of three years through July 9, 2001 and has annual extension options. The revolving line of credit contains certain covenants that include, among other things, limitations on the disposition of material amounts of assets and the incurrence of additional indebtedness. In addition certain financial covenants, as to minimum net worth, maximum leverage and debt coverage ratios must be maintained. Complying with the net worth covenant could restrict the ability of the Company to pay dividends on common stock, although the Company does not have the intention of paying dividends for the foreseeable future. As of November 10, 1998, $27.9 million remained available for borrowing under the line of credit subject to the sub-limits stated above.

Roda has a credit facility with the Bank of Scotland (the "Roda Facility") consisting of a $2.0 million ((pound)1.2 million) term loan and a $750,000 ((pound)450,000) revolving line of credit. The line of credit is reviewed by the bank annually for renewal, but is payable on demand. The debt is collateralized by substantially all of Roda's assets. As of September 30, 1998, approximately $460,000 ((pound)271,000) was outstanding on the credit facility and $1.3 million ((pound)779,000) was outstanding under the term loan. The term loan is payable in equal monthly installments through October 20, 2001. On August 10, 1998 the Company, through its revolving credit facility with its principal domestic lender, issued a Standby Letter of Credit to Bank of Scotland to guarantee the Roda Facility and in consideration therefor, the Bank of Scotland eliminated existing financial covenants under such line of credit.

Year 2000 Issue

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts.

Based on recent assessments, the Company determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modification or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and production and manufacturing systems. The Company prints and distributes time-sensitive analytical research and marketing materials, and accordingly does not have any exposure as it relates to the products being sold. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

For its information technology exposures, to date the Company has received the upgrade from its software manufacturer and expects to complete the upgrade no later than December 31, 1998. Once the software is upgraded, the Company will begin its testing and implementation.

Completion of the testing phase for all significant systems is expected to be complete by March 31, 1999, with all remediated systems fully tested and implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

The Company is currently in the process of assessing its operating equipment and believes there is minimal risk with regards to the Year 2000 Issue. As such, the Company is 70% complete in the remediation and testing phase of its operating equipment and is expected to be completed by March 31, 1999.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000.

The Company has had communications with all of its significant customers to determine the extent to which the Company's interface systems are vulnerable to any failure by third parties. The Company believes that its significant customers are addressing the issues and will timely adjust their systems.

The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operation, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Costs of the Year 2000 Issue

The cost of the upgrade to the Company is included in its maintenance contract with its software vendor and will not have a material impact on the Company's future financial results. The Company also believes that the miscellaneous hardware required to be purchased to become year 2000 compliant is not material.

Risks of the Year 2000

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plan

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in June 1999 and determine whether such a plan is necessary.

Recent Pronouncements of the Financial Accounting Standards Board

Recent pronouncements of the Financial Accounting Standards Board ("FASB") which were not required to be adopted at December 31, 1997, include the following Statements of Financial Accounting Standards ("SFAS").

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which will be effective for the Company for the year ending December 31, 1998, establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in the interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's financial statements than is currently required and provided. The Company does not believe there will be any effect on its financial reporting upon the implementation of SFAS 131.

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

PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(d) The Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-46541) effective on April 21, 1998. The Company's Registration Statement on Form S-1 (File No. 333-50713), filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, became effective on April 22, 1998. Pursuant to the foregoing Registration Statements, the Company's initial public offering (the "Offering") of Common Stock, no par value per share, began on April 22, 1998. All of the 2,530,000 shares of Common Stock offered by the Company, inclusive of 330,000 shares subject to an over-allotment option, were sold on April 22 and 23, 1998. The managing underwriters for the Offering were Schroder & Co. Inc. and Prudential Securities Incorporated.

     The aggregate offering price of the securities sold was $32,890,000. The Company incurred underwriting discounts and commissions of $2,302,300 and reasonably estimates that it incurred $1,250,000 on account of Securities and Exchange Commission registration fees, NASD filing fee, Nasdaq National Market Fee, "Blue Sky" fees, legal and accounting fees, printing costs and transfer agent fees. None of the expenses were incurred to directors, officers or persons owning 10% or more of any class of the Company's securities.

     The net proceeds of the Offering after deducting expenses was $29,337,700, which has been applied to date, as follows:

     (A)  Acquisition of ordinary share capital
          of Roda Limited, an English corporation
          ("Roda"):                                                 $  4,103,148

     (B)  Acquisition of preference share capital
          of Roda:                                                  $  1,837,745

     (C)  Advance to Roda for repayment of
          indebtedness:                                             $  1,429,305

     (D)  Acquisition cost associated with Roda                     $    166,000

     (E)  Payment of indebtedness due to
          stockholders of the Company prior to
          the offering:                                             $  4,800,000

     (F)  Payment of indebtedness to bank:                          $  2,200,000

     (G)  Payment of trade creditors to take
          advantage of discounts:                                   $  2,162,391

     (H)  Equipment purchases                                       $  2,735,000
                                                                    ------------

               TOTAL                                                $ 19,433,589
                                                                    ============


The remaining $9.9 million net proceeds have been invested in short term high grade Commercial Paper and money market funds.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         None