Form 10-K
period 1998-12-31
CUNNINGHAM GRAPHICS INTERNATIONAL INC
filed 1999-03-04
CIK 1053949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

                                   (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        COMMISSION FILE NUMBER 000-24021
                            ------------------------

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW JERSEY                                   22-3561164
(STATE OR OTHER JURISDICTION                   (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

          629 GROVE STREET                                07310
        JERSEY CITY, NEW JERSEY                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (201) 217-1990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 1998:

                    COMMON STOCK, NO PAR VALUE -- $41,871,513

     The number of shares outstanding of the issuer's common stock as of December 31, 1998:

                     COMMON STOCK, NO PAR VALUE - 5,305,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Shareholders Meeting to be held on or about May 11, 1999 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

                                        TABLE OF CONTENTS

 ITEM                                    DESCRIPTION                        PAGE
--------------------------------------------------------------------------------

                                     PART I
  1.  Business                                                                3
  2.  Properties                                                             14
  3.  Legal Proceedings                                                      14
  4.  Submission of Matters to a Vote of Security Holders                    14

                                     PART II

  5.  Market for Registrant's Common Equity and Related Stockholder
      Matters                                                                15
  6.  Selected Consolidated Financial Data                                   16
  7.  Management's Discussion and Analysis of Financial Condition            17
  7A  Quantitative and Qualitative Disclosures about Market Risk             24
  8.  Financial Statements and Supplementary Data                            24
  9.  Changes in and Disagreements with Accountants on Accounting            25

                                    PART III

 10.  Directors and Executive Officers of the Registrant                     25
 11.  Executive Compensation                                                 25
 12.  Security Ownership of Certain Beneficial Owners and Management         25
 13.   Certain Relationships and Related Transactions                        25

                                     PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       25

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Cunningham Graphics International, Inc., a New Jersey corporation, (the "Company") provides a wide range of graphic communications services to financial institutions and corporations, focusing on printing and distributing time-sensitive analytical research and marketing materials and on providing on-demand printing services. The Company operates in select international markets through its facilities in the United States, the United Kingdom, Hong Kong and Singapore. The Company is a major producer of financial research reports and provides services, on a non-exclusive basis, to a variety of major international investment banking firms.

     The Company's executive offices are located at 629 Grove Street, Jersey City, New Jersey 07310 and its telephone number is (201) 217-1990.

     Recently, the Company has expanded significantly from its original base of operations in metropolitan New York. The Company commenced operations in London in April 1998 through the acquisition of Roda Limited ("Roda"), in Hong Kong and Singapore in January 1999 through the acquisition of Workable Company Limited ("Workable") and in Boston, Massachusetts in February 1999 through the acquisition of the business of Boston Towne Press, Inc. ("Boston Towne Press").

     Graphic communications services provided by the Company include digital communications, document management, offset printing, digital printing, data output, bindery, fulfillment services, mailing services and outsource services. The Company prints brochures, booklets, confirmations of trade, client statements and adhesive books to meet the daily, weekly and monthly needs of its customers. To facilitate the rapid distribution of documents globally, the Company has designed and implemented the World Research Link(TM), an array of electronic data communication networks linking each of the Company's facilities with its major customers. To date, the Company has established extensive non-exclusive client relationships with leading companies in the financial services, insurance and publishing industries, providing certain of the printing and graphic communication needs of Credit Suisse First Boston Corporation, Deutsche Morgan Grenfell, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch & Co., Inc., The Prudential Insurance Company of America, Empire Blue Cross/Blue Shield, New York Life Insurance Company, and The McGraw-Hill Company, among others.

     On April 22, 1998 Cunningham Graphics, Inc. (the "Predecessor"), the predecessor to the Company, reorganized (the "Reorganization") such that all the stockholders of the Predecessor contributed all of the outstanding shares of common stock of the Predecessor to Company, in exchange for a total of 2,595,260 shares of common stock, no par value of the Company (the "Common Stock") and promissory notes (the "Exchange Notes") in the aggregate principal amount of $2.6 million. In the Reorganization, the Company also assumed the Predecessor's obligations under promissory notes in the aggregate principal amount of $2.2 million, representing undistributed S corporation taxable income (the "Distribution Notes"). Collectively the Exchange Notes and Distribution Notes are known as the "Reorganization Notes." Concurrently with the Reorganization, the Company sold 2,530,000 shares of Common Stock in an initial public offering (the "Offering"). The Company used a portion of the proceeds of the Offering to repay the Reorganization Notes.

INDUSTRY BACKGROUND

     The printing and document management industry has evolved significantly over the last several years driven in large part by rapid advances in publishing and electronic information technology. The Company believes that the growth of the printing and document production industry has been due to various factors, including (i) the increasing volume, complexity and variety of documents and printed materials produced by businesses worldwide, (ii) the increasing demand by businesses for the international dissemination of time-sensitive information, and (iii) the growing trend of businesses to outsource their in-house printing operations (e.g., print shops, copy centers and document management facilities) to document professionals equipped to provide these services more efficiently and cost-effectively.

BUSINESS STRATEGY

     The Company believes that the fragmented nature of the graphic communications industry and the limited capital resources available to many small, private operators provide the Company with significant opportunities to expand its base of operations. The Company intends to continue its growth strategy by (i) pursuing acquisitions and establishing strategic alliances to expand and strengthen the Company's business reach in target markets worldwide,
(ii) pursuing outsourcing opportunities through the assimilation of in-house printing operations of third-party businesses, (iii) expanding the scope and volume of services offered, (iv) actively cross-selling existing or newly-added products or services to its customers worldwide, and (v) improving the operating efficiency of its existing operations.

Pursue Acquisitions and Establish Strategic Alliances.

     The Company will seek to acquire complementary operations throughout the United States, United Kingdom and other international markets, which, the Company believes, possess attractive characteristics, including concentrations of prospective customers with significant printing needs, such as financial institutions. The Company intends to target acquisition candidates with (i) annual net sales ranging from $3.0 to $25.0 million; (ii) attractive growth prospects within their respective markets; (iii) complementary technological capabilities; (iv) opportunities for economies of scale and synergies with the Company; (v) a solid reputation with established customer relationships; and
(vi) an experienced management team. The Company will also seek to make "tuck-in" acquisitions as a means to expand its existing operations, add product lines and services as well as expand its customer base.

     The Company will also seek to establish new alliances with strategic partners in targeted geographic markets. This incremental approach to growth enables the Company to expand the scope of its operations without the need for substantial capital investments while mitigating the risks associated with start-up facilities in new markets. In addition, the Company believes that such relationships foster significant cross-selling opportunities across each partners' respective customer bases. The Company believes that such alliances also provide for future acquisition opportunities. Pursuant to this strategy, the Company initially established alliances with Roda in London and a Workable in Hong Kong, both of which were subsequently purchased, thereby solidifying the Company's presence in the United Kingdom, European and Asian printing markets.

Expand Provision of Outsourcing Services

     To date, the Company has grown, in part, through the assimilation of certain in-house printing operations of third-party businesses, including the print shop and data output center of Goldman, Sachs & Co. and the print shops of Empire Blue Cross/Blue Shield, The McGraw-Hill Company and Schroder & Co. Inc. The Company believes that it is a cost effective and an efficient provider of a wide range of in-house printing services. The Company typically provides outsourcing services by assuming all or part of the document output and distribution responsibilities previously performed by a customer's in-house operations. In some instances, the Company may take over the management of a customer's in-house operations.

Expand the Scope and Volume of Services Offered.

     The Company intends to continue to expand the scope and volume of services provided to its customers through the addition of complementary products and services. The Company also continually evaluates opportunities to add new equipment to its existing facilities or enhance its current technology in order to satisfy the evolving needs of its customer base. In addition, the Company regularly evaluates opportunities to add capacity to its existing operations to meet any anticipated increase in demand of its larger customers.

Capitalize on Cross-Selling Opportunities

     The Company also intends actively to cross-sell existing and newly-added products or services to its customers worldwide. By taking advantage of the wide range of products and services offered through its facilities in international geographic markets, the Company believes that it can better serve the needs of international customers by offering a "one-stop shopping" approach to satisfying international printing needs. In addition, the Company also believes that it can cultivate new customer relationships as a result of introductions made by its international operations whose respective customers may require printing output in the United States or other markets served by the Company. The Company believes that its ability to cross-sell the products and services of its international operations provides it with a distinct competitive advantage.

Improve Efficiency of its Existing Operations

     Central to the Company's business strategy is to improve the profitability of its operations by maximizing the efficiency of its existing facilities while actively managing its operating and administrative costs. The Company believes that significant economies of scale may be achieved by taking advantage of its underutilized daytime production capacity through the increase of non-time-sensitive business. A significant portion of the Company's time-sensitive business is currently processed overnight, resulting in available daytime capacity. The Company also expects to achieve significant economies of scale in conjunction with its acquisition strategy. In this regard, the Company expects to (i) consolidate duplicative functions or facilities of newly-acquired businesses; (ii) leverage its purchasing power with its suppliers and employee benefit providers; and (iii) use its communication network to improve the coordination of production, maximize equipment utilization and enhance delivery.

Graphic Communications Services

Time-Sensitive Services

     The Company's primary business focuses on the production of time-sensitive documents for major financial institutions and corporations. The Company offers a wide range of time-sensitive services including the printing, assembly and dissemination of folders, booklets and adhesive books on a daily, weekly and monthly basis. The Company also prints prospectuses, annual and semi-annual reports for mutual fund customers.

     Typically, the Company converts electronic data received from its customers on a daily basis into tailored analytical research reports which are printed and delivered to the Company's customers prior to the start of the next business day. The Company's production processes include digital communications, offset and digital printing, multiple binding procedures, branch fulfillment, list maintenance and prompt distribution. The Company's technological capabilities enable it to produce colorful, attractive products. In addition, the Company's World Research Link(TM) network enables the Company to print and distribute these documents, in conjunction with its international operations, contemporaneously in several international locations.

     The demand for printed research and other time-sensitive reports has continued to grow despite continuing developments in electronic data transmission, such as the Internet, which provide customers with alternative methods of transmitting time-sensitive information. The Company expects that the demand for time-sensitive printed documents will continue to grow due to (i) the increasing globalization of its customers, particularly financial institutions,
(ii) the growth and expansion of international capital markets and (iii) the increasing volume, complexity and variety of document and printed materials. The Company believes that printed research reports not only serve as information tools, but serve as marketing tools as well. As such, the Company believes that customers will continue to demand high quality and colorful research reports as they seek to distinguish themselves in their own competition for clients.

Outsourcing Services

     The Company typically provides outsourcing services by assuming all or part of the document output and distribution responsibilities previously performed by a third party's in-house operations. This service often enables such third party to focus on its core business and to close all or portions of its in-house print shop and/or document management and copy centers and permits the Company to operate and perform all services on a remote basis. Such third party can also achieve significant cost savings on the cost of technology, material and services such as paper and shipping by taking advantage of the bulk purchase arrangements which the Company has with its suppliers. Thereafter, the third party may transmit computer-generated data to one of the Company's production and printing facilities, which then processes, produces and distributes all of the reports, statements and other computer-output documents on an as needed basis. The Company believes that it can operate print shop, document management and copy center functions more efficiently and cost effectively than can a non-graphic communications company.

     The Company has an established track record of assimilating into its existing operations the assets and workforce of third party in-house print operations, including its assimilation of the print shop and data output center of Goldman, Sachs & Co. and the print shops of Empire Blue Cross/Blue Shield, The McGraw-Hill Company and Schroder & Co., Inc. In each of the foregoing transactions, the Company acquired selected equipment and inventory on favorable terms and retained a majority of the employees.

Data Output Services

     The Company provides a variety of data output services, including the production of trade confirmations and brokerage and investment account statements for a major financial institution. In addition, the Company provides certain database management services to its customers, including the ability to output data files of addresses directly onto envelopes or other printed material, insert flyers and other materials into mailings as well as to offer presorting of first class mail with bulk postal drop services.

Commercial Printing

     The Company produces a broad range of commercial printing products that include catalogs, directories, brochures, booklets, folders, newsletters, flyers, sales and marketing kits and manuals. The type of printing varies from simple one-color documents to complex multi-color documents on a wide range of paper stocks. The Company's customers for commercial printing products include its financial institution clients, insurance companies, healthcare and pharmaceutical companies and trade associations. The Company also provides "overflow" printing for a number of in-house print operations of investment banking firms. Given the non-time-sensitive nature of many of these projects, the Company typically produces these products during non-critical daytime hours. The Company expects to continue to increase the volume of daytime commercial printing to take advantage of its available non-time-sensitive production capacity.

Printing Operations

     The Company provides a broad range of graphic communications services for a wide variety of commercial purposes. These services commence with the intake of data, and continue through the prepress and press processes, binding, and conclude with fulfillment and distribution. The Company continuously reviews its printing equipment needs and evaluates advances in computer hardware, software and peripheral equipment, computer networking and telecommunications systems as they relate to the Company's operations.

Telecommunications and Order Entry

     The Company's capital investment in state-of-the-art telecommunications and customer on-line ordering systems allows the Company to offer its services internationally and throughout its customers' organizational network. In lieu of manual delivery of customer data files or artwork, the Company's telecommunications capabilities allow it to receive direct transmission of files, saving both time and expense while increasing quality of the work produced.

     Customers have many alternatives for sending electronic files to the Company. Using a modem, customers can contact the Company's private and secure electronic bulletin board, log-in and transmit or access data files. For customers with advanced telecommunications requirements, the Company offers ISDN line communication capability. For some of the Company's most significant customers, specialized equipment, such as fractional T1 lines have been installed. Customers having Internet access may use available File Transfer Protocol ("FTP") and World Wide Web applications to send and receive data in a secure manner. Secure router-based connections through proxy servers allow the Company to control traffic and direct files containing the text and graphics of research reports, marketing materials, mailing lists, order entry, job tickets and work orders, internationally through the World Research Link(TM). In addition, the Company has developed a customized order entry system. This system links the customer with the Company and can be accessed by customers through desktop computers, thereby permitting customers to create an order while submitting digital files.

Prepress Operations

     At each of its facilities, the Company operates a prepress department that prepares customer-supplied text, data, artwork and images for document production. Using computerized prepress equipment, the Company processes digital files, scanned images and graphics into "composed electronic files." These electronic files are used with a variety of output options, including digital printing, conventional offset printing or for electronic publishing, such as on the Internet. In addition, the Company can distribute composed electronic files that include text and graphics in various formats through the World Research Link(TM) to other facilities for document production.

     The Company believes that enhanced digital printing technology will further facilitate multi-purpose uses by its customers of the same electronic files. Digital printing technology will augment the Company's ability to return to the customer a printed document plus a reformatted document which can then be used on multiple media platforms including the Internet, the customer's intranet, multiple on-line information services and broadcast faxing.

Press Operations

     The Company operates twenty-five presses in the New York metropolitan area, nine of which are web presses and sixteen of which are sheet-fed presses. In Boston, the Company operates three presses, all of which are sheet-fed. In Singapore, Hong Kong and London the Company operates one, four and fourteen presses, respectively, all of which are sheet-fed presses. The Company's presses vary in size and speed and can produce printed materials that range in page size, type of paper, number of pages and the amount of color required.

     The Company currently has five digital presses located in the New York metropolitan area, two digital presses located in Hong Kong and intends to add digital press capability in London. Two of the Company's digital presses in the New York metropolitan area have in-line binding attachments which allow for the production of finished booklets. These presses are linked directly to the Company's computerized network and are currently being utilized for the production of research reports, personalized health care documents, confirmations of trade, client statements and general print products. The Company has developed the ability to provide digital printing services as a complement to offset printing. For smaller runs, digital printing is more efficient and reliable than printing on traditional presses and often results in a product of higher quality and better resolution. Digital printing involves the integration of a variety of systems that compile data, scan images, and compose data and images. Through high-speed computers, data may be received directly from customers and put directly on the press, eliminating the costly intermediate steps involved in the traditional printing process.

Binding Services

     At each facility, the Company operates a bindery department which provide various finishing services. The Company's finishing services include cutting and folding, saddle stitching, punching, collation and inserting, and at the Jersey City facility, perfect binding and shrink-wrapping. By offering a variety of finishing services, the Company can offer its clients expeditious service as well as a wide range of finishing service options.

Fulfillment Services

     At each facility, the Company also operates a fulfillment department. Many of the documents prepared for customers need to be stored for future distribution, both electronically and physically. The Company's fulfillment department stores materials and assembles orders for distribution upon customer request. Printed components are assembled into kits and are packed individually, or in bulk, for delivery. Upon completion of the order, the fulfillment system relieves the distribution from the customer's inventory and generates an activity report for inventory control. For those customers who require mail distribution, the Company operates a mailing department in each location. Using inkjet and cheshire labeling machines, electronic mailing lists are addressed on envelopes. Documents are inserted into envelopes, sealed and sorted for mail.

Management Information System

     The Company's personnel utilize a comprehensive and integrated management information system which gathers data from all departments and provides management with job status and historical information. The system is divided into several fully integrated modules consisting of estimating, production, purchasing, inventory and accounting modules. This system gives management the ability to monitor all work orders and department costs against budgets and profit goals. Using this system, management can also track the status of a particular work order as it moves through the production process. The system permits the Company to (i) determine the most efficient and cost-effective means of completing particular work orders, (ii) give customers pricing estimates quickly, (iii) measure pressroom efficiency and waste, (iv) analyze buying patterns, pricing and usage for inventory control purposes and (v) produce customized financial statements, reports and analyses.

International Network

     In 1994, the Company, in conjunction with its then strategic partners in London and Hong Kong, developed an international network known as the World Research Link(TM) designed to facilitate the expeditious distribution of time-sensitive financial research reports throughout select international financial markets, 24 hours a day. Presently, through the use of high-speed electronic links among the Company's facilities in the United States, London, Hong Kong and Singapore, the Company is able to print research reports concurrently throughout these four principal international financial markets.

     The Company intends to continue to expand its World Research Link(TM) through the establishment of new strategic alliances in Europe, South America and Asia. The Company's international relationships have offered cross-selling opportunities and the Company intends to develop new joint marketing alliances as a means for the Company and its strategic partners to each derive business from their respective customers' operations in various international markets.

SALES AND MARKETING

     The Company's marketing activities are handled primarily through its own sales force consisting of fifteen individuals. The Company's sales representatives are generally organized among customer industry groups, such as financial services, healthcare and insurance and by specific printing and document output services, such as research reports and on-demand mutual fund reports and commercial printing. In addition, the Company employs customer service representatives to provide on-going support to existing customers and to oversee the implementation of new customer projects.

     The Company currently has approximately 350 customers in the United States, 20 customers in London, 45 customers in Hong Kong and Singapore and 130 customers in Boston, including financial institutions, healthcare companies, trade organizations and retail and manufacturing firms. The Company's three largest customers, Goldman, Sachs & Co., Credit Suisse First Boston Corporation, and Lehman Brothers accounted for approximately 24%, 15%, and 10%, respectively, of the Company's net sales on a pro forma basis for the year ended December 31, 1998. See Note 15 to the Company's Consolidated Financial Statements for financial information about domestic and foreign sales and income.

     The Company intends to add sales representatives and customer support staff to further increase its customer base in additional markets and to augment its volume of non-financial commercial printing.

COMPETITION

     The commercial printing and document production industry is highly competitive. The Company competes with a variety of companies, many of which possess significantly greater financial and other resources than the Company. In the New York and Boston markets, the Company competes with Bowne & Co., R.R. Donnelly, Xerox Business Services, Big Flower Press Holdings, Inc. and Merrill Corporation, and numerous smaller operations, in the printing of time-sensitive documents. A major competitor in the London market is Williams Lea Ltd. (a strategic partner of Bowne & Co.). In the Hong Kong market, the Company competes with M. Graphics, Speedflex, XPRESS Printing and CIS.

     The Company believes that the principal competitive factors in providing printing and document output services include technological expertise, quality and accuracy, turnaround time, fulfillment, price, reliability, security of service, reputation, client industry expertise, capacity and personalized customer support and service. No assurances can be given that the Company will be able to compete effectively against the larger companies in the printing industry.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 491 employees (400 employed in the United States and 91 employed in the United Kingdom). As of such date, 282 United States -based employees were members of the Paper Allied Industrial Chemical and Energy Workers International Union, with which the Company has a contract which expires on June 30, 2000. As of December 31, 1998, 60 United Kingdom-based employees were members of the National Graphical Association labor union. At the time of the acquisition of Workable in Asia in January 1999, there were 112 and 13 employees in Hong Kong and Singapore, respectively. At the time of the acquisition of Boston Towne Press in February

1999, there were 35 employees. The Company believes that it is in compliance with its labor agreements and that its labor relations are good.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     The Company is subject to the environmental laws and regulations of the United States, the foreign jurisdictions in which the Company maintains facilities, and the applicable state and local laws and regulations concerning air emissions, discharges into waterways and the generation, handling and disposal of wastes. The printing business generates substantial quantities of inks, solvents and other waste materials requiring disposal. The Company typically recycles waste paper and contracts for the removal of other waste materials. The Company believes that it is in material compliance with all applicable environmental laws and regulations, as well as other applicable employee health and safety laws and regulations. The Company does not anticipate the need for significant capital expenditures for environmental control facilities during the current fiscal year or in the next fiscal year.

RISK FACTORS

Reliance on Limited Number of Customers

     The Company's five largest customers accounted for approximately 53% of its net sales on a pro forma basis for the year ended December 31, 1998. The Company's largest customer, Goldman, Sachs & Co. accounted for approximately 24% of the Company's net sales on a pro forma basis during 1998. The Company and Goldman, Sachs & Co. have entered into an agreement which provides that the Company will supply certain print-related products and services through December 30, 1999. Although the Company has had long-term relationships with Goldman, Sachs & Co. and its other significant customers, the Company's customers generally may terminate their relationships with the Company upon minimal, if any, advance notice and there can be no assurance that these relationships will continue. The termination of the relationships with any one or more significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there has been a trend toward consolidation in the financial services industry and a merger or acquisition involving any of the Company's principal customers resulting in the termination of such a relationship could have a material adverse effect on the Company.

Dependence on Financial Services Industry

     To date, the Company has focused the marketing of its services primarily on companies within the financial services industry and the Company expects to continue this focus. As a result, the Company's results of operations will be particularly sensitive to fluctuations in the economy or financial markets affecting this industry. Any event adversely affecting the financial services industry could adversely affect the Company. The Company's success in increasing its revenues will also depend, in part, on its ability to attract new business from customers outside the financial services industry. No assurance can be given that the Company will be successful in attracting new customers in different industries.

Risks Related to the Company's Expansion Strategy

     The Company intends to seek to expand its operations through the acquisition of additional businesses which provide commercial, digital and time-sensitive printing services and through the expansion of its outsourcing business by assimilating additional customers' document management operations. There can be no assurance that the Company will be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers' operations could increase materially. The inability of the Company to implement and manage its expansion strategy successfully may have a material adverse effect on the business and future prospects of the Company.

Management of Growth

     The Company continues to experience significant growth, which has placed, and could continue to place, a strain on the Company's managerial and other resources. From December 1995 through February 1999, the number of the Company's employees increased from 186 to 651 and further increases are anticipated during 1999. The Company's future performance and profitability will depend, in large part, on its ability to manage its growth, particularly with respect to a workforce that is geographically dispersed, while continuing to integrate the operations of additional companies and to expand its current business. In order to manage growth successfully, the Company will be required to continue to improve its operational, financial and other internal systems and the training, motivation and management of its employees. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

Need for Additional Financing

     The Company will need additional funds to implement its acquisition and internal growth strategies. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through additional debt or equity financings. Moreover, the Company may seek to use its Common Stock for all or a portion of the consideration to be paid in future acquisitions, the issuance of which may result in dilution to existing investors. The extent to which the Company will be able or willing to use its Common Stock for this purpose will depend on its market value from time to time and the willingness of potential acquisition candidates to accept Common Stock as part of the consideration for the sale of their businesses. If the Company is unable to use its Common Stock to make future acquisitions, the Company may be required to use more of its cash resources, if available, to initiate and maintain its acquisition program. There can be no assurance that the Company will be able to obtain additional financing as needed. As a result, the Company might be unable to implement its acquisition strategy, which would have a material adverse effect on the future prospects of the Company.

Risk of International Operations

     On a pro forma, basis after giving effect to the acquisition of Roda in London, sales to customers outside the United States would have accounted for 13% of the Company's net sales in the year ended December 31, 1998. The Company anticipates that foreign sales will account for a significant portion of net sales in the foreseeable future. Risks inherent in the Company's international business activities include the fluctuation of currency exchange rates, various and changing regulatory requirements, increased sales and marketing expenses, political and economic instability, difficulty in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Technology; Risk of Technological Obsolescence

     The success of the Company will be highly dependent on its ability to acquire and utilize competitive computer output and document production technologies that are not readily available on a cost-effective basis to the Company's existing and potential customers, thereby creating the incentive for such customers to outsource various services to the Company. Increasing use of the Internet and other electronic means of delivering information which has traditionally been delivered in paper form could substantially erode the Company's core business of printing financial research reports. There can be no assurance that one or more non-paper-based technologies (whether now existing or developed in the future) will not reduce or supplant the physical delivery of documents as a preferred medium for the Company's customers, which could in turn adversely affect the Company's business. The emergence of services by competitors of the Company incorporating new technologies could render some or all of the Company's services unmarketable or obsolete. There can be no assurance that the Company will be able to obtain the rights to use any such new technologies, that it will be able to implement effectively such new technologies on a cost-effective basis or that new technologies will not render noncompetitive or obsolete the Company's role as a provider of computer output and document management services. In addition, in order to maintain state-of-the-art technologies, the Company will have to make significant capital expenditures, which will require the Company to obtain additional financing. There can be no assurance that the Company will be able to obtain such additional financing.

Variability of Quarterly Results

     The Company's quarterly operating results have been and will continue to be subject to variation, depending upon factors such as the mix of business among the Company's services, the cost of materials, labor and technology, particularly in connection with the delivery of business services, the costs associated with initiating new outsourcing contracts, the economic condition of the Company's target markets, seasonal concerns and the costs of acquiring and integrating new businesses. Although most of the Company's long-term contracts for the provision of business services provide for pricing adjustments to reflect the actual costs of materials incurred by the Company, these adjustments typically occur on a quarterly and annual basis and therefore may add to fluctuations in quarterly and annual operating results of the Company.

Risk of Business Interruptions and Dependence on Single Facilities for Certain Services

     The Company's business is particularly sensitive to meeting deadlines and performing services for numerous clients on an overnight basis. The Company's operations at each of its locations are dependent on the availability of continuous computer, electrical and telephone service. As a result, any disruption of day-to-day operations could have a material adverse effect upon the Company. While the Company has, and intends to develop additional, reciprocal relationships with major printing and document production companies in locations elsewhere in the United States and near London and Hong Kong for back-up facilities in the event of emergencies, there can be no assurance that the loss or disruption of any services affecting one or more of the Company's facilities would not disable the Company's operations at such facilities, at least temporarily. Any interruption in its ability to provide services, however brief, could result in the Company being unable to satisfy the needs of clients and could adversely affect the Company's business and its reputation within the industry.

Fluctuations in the Price and Availability of Supplies

     Prices for paper and other raw materials used by the Company may increase from time to time in the future. Any significant increases in the prices of these materials that cannot be passed on to customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, increases in the prices of supplies and other materials might cause some of the Company's customers to utilize alternative technologies in their respective businesses that do not involve the use of paper or the mail, such as the Internet. Although the Company purchases raw materials from a varied group of suppliers, it is dependent upon a stable availability of paper and other supplies to continue its operations. Should shortages develop either for any of the Company's suppliers or generally within the industry, the Company would be unable to produce printed materials on a consistent basis and its business would be materially adversely affected.

Reliance on Senior Management

     The Company's operations will continue to be dependent on the continued services of its executive officers, including the senior management of its foreign subsidiaries and additional senior management personnel which the Company intends to employ. Furthermore, the Company will likely be dependent on the senior management of any companies that may be acquired in the future. The Company has employment agreements with each of its senior executive officers at each operating subsidiary. However, if any of these individuals elect not to continue in their roles with the Company, or if the Company is unable to attract and retain senior management, the Company's business could be adversely affected.

Need to Attract and Retain Key Personnel in Highly Competitive Marketplace; Labor Delays

     The Company's performance will depend, to a large extent, on the continued service of key technical employees and its ability to attract, retain and motivate such personnel. Competition for such personnel is intense, particularly for highly skilled and experienced technical personnel who perform the Company's information technology services. Such technical personnel are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that the Company will be able to attract, retain and motivate such personnel in the future, and the inability to do so could have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, a strike or other labor-related delay or stoppage could have a material adverse effect upon the Company's business, operations and financial condition.

Control by Certain Stockholders

     The directors and other executive officers of the Company, and entities affiliated with them, beneficially own approximately 47% of the outstanding shares of Common Stock. Accordingly, present management of the Company is likely to continue to exercise substantial control over the Company's affairs. These stockholders, acting together, would be able to elect a sufficient number of directors to control the Company's Board of Directors and would be able to approve or disapprove any matter submitted to a vote of stockholders. In addition, because the Company has adopted a staggered Board of Directors, stockholders will be less able to alter the composition of the Board of Directors.

Effect of Certain Charter Provisions

     The Board of Directors of the Company is empowered to issue common stock and preferred stock without stockholder action. The existence of this "blank-check" common stock and preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise and may adversely affect the prevailing market price of the Common Stock. The Company currently has no plans to issue any such securities.

Dividend Policy

     The Company expects to retain any earnings to finance the operations and expansion of the Company's business. The terms of the Company's existing credit facility may limit the amount of dividends the Company could pay before causing a default. Moreover, any additional debt financing that the Company arranges in the future is likely to restrict the payment of dividends. Therefore, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future.

ITEM 2. PROPERTIES

     As of March 2, 1999, the Company's principal facilities consisted primarily of printing facilities that contain production, storage and office space. With the exception of the facilities in Hong Kong, all of the Company's facilities are leased from unaffiliated third parties. The facilities in Hong Kong are leased from the selling shareholders of Workable, the Company's Hong Kong subsidiary, who continue to manage its day-to-day operations.

                                                                APPROXIMATE
         LOCATION                                             SQUARE FOOTAGE
--------------------------------------------------------------------------------
Jersey City, New Jersey (629 Grove Street)                       110,000
New York, New York (111 8th Avenue)                               25,000
New York, New York (250 54th Street)                              10,000
London, England                                                   11,200
Chai Wan, Hong Kong                                               28,000
Singapore                                                          1,000
Boston, Massachusetts (215 A Street)                              22,000

     On February 3, 1999, the Company purchased a 150,000 square foot facility in Jersey City, New Jersey (the "Premises") for approximately $5.5 million. The Company obtained a loan for $7.4 million through its existing bank to finance the acquisition and make necessary improvements. The acquired building will replace the current Jersey City and 8th Avenue New York City facilities. The Company anticipates moving into the new building in the third quarter of 1999. The lease for the midtown New York facility expires on December 31, 1999, however, the lessor has agreed to allow the Company to terminate the lease on July 1, 1999 without penalty. The lease for the Jersey City facility expires in February 2000, however the Company believes that it will be able to terminate the lease early without penalty because of the high demand for space by potential lessees in the Jersey City area.

     The Company also has contracted with the sellers of the Premises, for the acquisition of an unimproved parcel of land adjacent to the Premises, for a purchase price of $975,000. The closing of such transaction is contingent upon the completion of certain environmental remediation to the satisfaction of the Company and the New Jersey Department of Environmental Protection.

ITEM 3. LEGAL PROCEEDINGS

     The Company is, from time to time, a party to legal proceedings arising in the normal course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. Management believes that none of the legal proceedings currently outstanding will have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     (a) The Common Stock is traded on the Nasdaq Stock Market National Market System ("Nasdaq NMS") (symbol: CGII). As of March 2, 1999 there were 40 holders of record of the Common Stock and the Company estimates that there are approximately 800 beneficial holders of the Common Stock. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Common Stock as reported by Nasdaq NMS:

                                                    High           Low
                                                  --------       -------

      April 22, 1998 - June 30, 1998              $ 21.75        $16.625
      Quarter ended September 30, 1998            $ 20.50        $ 9.125
      Quarter ended December 31, 1998             $ 17.75        $10.875

     The Company currently intends to retain all future earnings to finance the continuing development of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. The terms of the Company's existing credit facility may limit the amount of dividends the Company could pay before causing a default.

     (b) The Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-46541) effective on April 21, 1998. The Company's Registration Statement on Form S-1 (File No. 333-50713), filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, became effective on April 22, 1998. Pursuant to the foregoing Registration Statements, the Company's initial public offering (the "Offering") of Common Stock, began on April 22, 1998. All of the 2,530,000 shares of Common Stock offered by the Company, inclusive of 330,000 shares subject to an over-allotment option, were sold on April 22 and 23, 1998. The managing underwriters for the Offering were Schroder & Co. Inc. and Prudential Securities Incorporated.

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

     The net proceeds of the Offering, after deducting expenses, was $29.3 million, which has been utilized through December 31, 1998 as follows:

Acquisition of Roda                                                      $ 6,100
Advance to Roda for repayment of indebtedness                              1,429
Payment of indebtedness due to stockholders of the
 Company prior to the offering                                             4,800
Payment of indebtedness to bank                                            2,200
Payment of trade creditors to take advantage of discounts                  2,162
Equipment purchases                                                        4,615
                                                                         =======
Total                                                                    $21,306
                                                                         =======

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The summary of historical financial data presented below is derived from the historical audited financial statements of the Company and the Predecessor. The operations of the Roda acquisition has been included in the historical income statement data of the Company from April 27, 1998, the date of acquisition. The data presented below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, the historical financial statements and the related notes thereto included elsewhere herein.

                                                           Years Ended December 31,
                                         ---------------------------------------------------------
                                           1994        1995         1996       1997        1998
                                         ---------   ----------  ----------  ----------  ---------
                                              (in thousands, except share and per share data)
Statement of Income Data:
Net sales                                $ 15,927    $ 17,327    $ 23,193    $ 35,744    $ 53,146
Operating expenses:
   Costs of production                     12,085      12,860      17,616      26,894      37,694
   Selling, general and administrative      3,151       3,441       4,270       5,794       7,783
   Depreciation and amortization              448         498         563         694       1,252
                                         --------    --------    --------    --------    --------
                                           15,684      16,799      22,449      33,382      46,729
                                         --------    --------    --------    --------    --------
Income from operations                        243         528         744       2,362       6,417
   Interest (expense) income                 (173)       (257)       (234)       (250)         75
   Other income                                 -           2          48          35           5
                                         --------    --------    --------    --------    --------
Income before income taxes                     70         273         558       2,147       6,497
   Provision for income taxes                   7           6          56         129       2,489
                                         --------    --------    --------    --------    --------
Net income                               $     63    $    267    $    502    $  2,018    $  4,008
                                         ========    ========    ========    ========    ========

Pro Forma Data (unaudited):
Income before income taxes                                                               $  6,497
   Pro forma provision for income taxes                                                     2,809
                                                                                         ---------
Pro forma net income                                                                     $  3,688
                                                                                         =========
Pro forma earnings per share:
   Basic                                                                                 $   0.80
                                                                                         =========
   Diluted                                                                               $   0.80
                                                                                         =========
Weighted average shares outstanding
   Basic                                                                                 4,587,941
                                                                                         =========
   Diluted                                                                               4,637,024
                                                                                         =========

                                                                     At December 31,
                                            ------------------------------------------------------
                                           1994        1995        1996        1997        1998
                                          -------    --------    --------    --------    --------
Balance Sheet Data:                                                                    (in thousands)
Cash and cash equivalents                $    144    $      1    $    543    $     67    $  2,179
Working capital                               338          32        (867)        728       5,484
Total assets                                5,680       5,568       9,471      10,938      43,589
Long-term debt and capitalized lease
obligations, net of current portion         1,414       1,151       1,300       1,517       1,985
Stockholders' equity                        1,084         830       1,344       3,151      32,510

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions contain forward-looking information. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of the Company to maintain or improve its operating results or execute its primary growth strategy of acquiring additional printing businesses. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     Unless otherwise indicated or the context otherwise requires, all references to the Company include the accounts and results of operations of the Predecessor (defined below) for the period January 1, 1998 through April 22, 1998 and the consolidated results of the Company from April 23, 1998 through December 31, 1998, including the results of operations of Roda Limited, the Company's London-based subsidiary ("Roda") from April 27, 1998 through December 31, 1998. The references to December 31, 1997 and December 31, 1996 represent the results of operations of the Predecessor for the years then ended.

GENERAL

     The Company provides a wide range of graphic communications services to financial institutions and corporations, focusing on producing and distributing time-sensitive analytical research and marketing materials and providing on-demand printing services. To date, the Company has experienced significant domestic growth through the (i) expansion of its existing customer base, (ii) addition of products and services, (iii) assimilation of in-house printing operations, (iv) acquisition of selected assets and (v) establishment of strategic alliances which, in the case of Roda and Workable Company Limited ("Workable"), the Company's subsidiary in Hong Kong, led to both companies being acquired.

     On April 22, 1998, Cunningham Graphics, Inc. (the "Predecessor") reorganized (the "Reorganization") such that all the stockholders of the
Predecessor contributed all of the outstanding shares of common stock of the Predecessor to the Company in exchange for a total of 2,595,260 shares of Common Stock and promissory notes (the "Exchange Notes") in the aggregate principal amount of $2.6 million. In the Reorganization, the Company also assumed the Predecessor's obligations under promissory notes in the aggregate principal amount of $2.2 million, representing undistributed S corporation taxable income (the "Distribution Notes"). Collectively the Exchange Notes and Distribution Notes are known as the "Reorganization Notes." Concurrently with the Reorganization, the Company sold 2,530,000 shares of Common Stock in an initial public offering (the "Offering"). The Company used a portion of the proceeds to repay the Reorganization Notes.

     On April 27, 1998, the Company closed the acquisition (the "Acquisition") of the outstanding ordinary share capital of Roda for consideration consisting of cash in the amount of $4.1 million and 169,739 shares of Common Stock, valued at the Offering price of $13.00 per share. In addition on June 4, 1998, the Company purchased the outstanding preference share capital of Roda for $1.8 million. The excess of the purchase price over the net assets acquired totaled approximately $11.0 million and was recorded as goodwill. The goodwill is being amortized over a 40-year period.

         On January 13, 1999, the Company, through its wholly-owned subsidiary, Cunningham Graphics International S.A., acquired all of the issued and outstanding capital stock of Workable, a Hong Kong corporation. In addition, the Company acquired from the Sellers the 60% of the outstanding capital stock of Plainduty Limited, a Hong Kong corporation, which was not already held by Workable. Workable also has a wholly owned subsidiary in Singapore.

     The purchase price of the Workable acquisition was $13.1 million, which was paid as follows: (i) the issuance of 398,216 shares of common stock, at a price of $15.52 per share (the fair market value of the Company's Common Stock) and
(ii) a cash payment in the amount of $6.2 million. In addition, the Company assumed $0.7 million of indebtedness. The Company utilized proceeds from its initial public offering of Common Stock to fund the cash portion of the purchase price. Pursuant to the purchase and sale agreement, the Company may be required to pay to the sellers up to an additional $3.8 million, depending upon the earnings of Workable during the years 1999, 2000 and 2001. The goodwill generated from the transaction of approximately $8.8 million is being amortized over 40 years.

     On February 16, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Boston Towne Press. The purchase price of Boston Towne Press was $5.4 million, which was paid in cash. The Company utilized available cash reserves and borrowed on its revolving line of credit to fund the purchase price. Pursuant to the purchase and sale agreement, the Company may be required to pay the seller up to an additional $700,000, depending upon the earnings of Boston Towne Press during the years 1999 and 2000. The goodwill generated from the transaction of approximately $2.9 million is being amortized over 40 years.

     The Company's net sales are derived primarily from providing printing and distribution services for customers in the financial services, insurance and publishing industries, a substantial component of which is the printing and distribution of financial and analytical research and marketing materials for the financial services industry. The Company also derives part of its net sales from providing fulfillment services, including labeling, mailing, inserting, kit assembly, and inventory management for its customers. Finally the Company provides computer and data output services and other document-related services for customers.

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

Results of Operations

     The following tables set forth certain items from the Company's Statements of Income as a percentage of net sales for the periods indicated:





                                                   1996        1997        1998
                                                  -----       -----       -----

Net Sales                                         100.0%      100.0%      100.0%
    Costs of production                            76.0        75.3        70.9
    Selling, general and administrative            18.4        16.2        14.6
    Depreciation and amortization                   2.4         1.9         2.4
                                                  -----       -----       -----
Income from operations                              3.2         6.6        12.1
    Interest income (expense)                      (1.0)       (0.7)        0.1
    Other income (expense)                          0.2         0.1         0.0
                                                  -----       -----       -----
Income before income taxes                          2.4         6.0        12.2
    Provision for income taxes                      0.2         0.4         4.7
                                                  -----       -----       -----
Net income                                          2.2%        5.6%        7.5%
                                                  =====       =====       =====



Year ended December 31, 1998 compared to year ended December 31, 1997

     Net sales. The Company reported net sales of $53.1 million for the year ended December 31, 1998 compared to $35.7 million for 1997, an increase of $17.4 million or 48.7%. The increase was attributable to the inclusion of $7.1 million of Roda's net sales in 1998, together with an increase of $10.3 million in net sales from domestic operations. The domestic growth resulted primarily from the increase in net sales with existing customers and the assimilation of certain in-house printing operations of third-party businesses, including the print shop and data output centers of The McGraw-Hill Company and Schroder & Co. Inc.

     Costs of production. Costs of production were $37.7 million for the year ended December 31, 1998, as compared to $26.9 million for 1997, an increase of $10.8 million or 40.1%. Costs of production were approximately 71.0% of net sales for the year ended December 31, 1998, compared to 75.3% for the same period in 1997. The reduction of costs of production as a percentage of net sales was attributable to the inclusion of Roda's lower percentage costs of production in 1998 and certain improvements and benefits resulting from the fixed nature of certain costs in the domestic operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $7.8 million for the year ended December 31, 1998, as compared to $5.8 million for 1997, an increase of $2.0 million or 34.5%. This increase was a result of the inclusion of Roda's operations and an investment in new marketing and management personnel in London and domestically. Selling, general and administrative expenses were 14.6 % of net sales for the year ended December 31, 1998 compared to 16.2% for 1997. The decrease in selling, general and administrative expenses as a percentage of net sales reflects the benefits resulting from the fixed nature of certain costs associated with the increase in net sales domestically and from the Acquisition.

     Depreciation and amortization. Depreciation and amortization expenses were $1.3 million for the year ended December 31, 1998, as compared to $694,000 for the same period in 1997, an increase of

$558,000, or 80.4%. The increase was the result of the inclusion of Roda's depreciation expenses after the Acquisition, goodwill amortization associated with the Acquisition and the purchase of new equipment.

     Interest expense and interest income. Interest expense was $400,000 for 1998, as compared to $250,000 for 1997, an increase of $150,000 or 60%. Such increase was largely attributable to higher levels of borrowings during 1998, principally capital lease obligations. Interest expense reflects interest on notes payable, capital lease obligations and on utilization of line of credits. Interest income was $475,000 for 1998, as compared to $0 for 1997. Interest income reflects interest on the unused portion of the cash proceeds from the initial public offering.

     Provision for income taxes. On April 22, 1998 the Company converted from an S corporation to a C corporation for tax purposes (the "Conversion") in conjunction with the Reorganization. For comparative purposes pro forma provision for income taxes was calculated as if the Conversion had occurred on January 1, 1997. The pro forma provision for income taxes was $2.8 million for the year ended December 31, 1998, as compared to the pro forma provision for income taxes of $880,000 for the same period in 1997. As a percentage of profits before taxes the tax rates on a pro forma basis were 43.2% for the year ended December 31, 1998 and 41.0% for the same period in 1997. The increase is the result of the recording of $94,000 of deferred taxes as a result of the conversion from an S corporation to a C corporation.

     Net income. Net income was $4.0 million or $0.80 per share on a diluted basis with 4,637,024 weighted average common shares outstanding for the year ended December 31, 1998 compared to pro forma net income of $1.3 million for 1997.

Year ended December 31, 1997 compared to year ended December 31, 1996

     Net sales. The Company reported net sales of $35.7 million for the year ended December 31, 1997 compared to $23.2 million for the year ended December 31, 1996, an increase of $12.5 million or 54%. The majority of this increase was attributable to an increase in business with existing customers, with the balance attributable to the addition of new customers. In 1997, the Company had four customers each of whom represented in excess of 10% of net sales, and together represented an aggregate of 57% of net sales. In 1996, the Company had three customers each of whom represented in excess of 10% of net sales, and together represented an aggregate of 42% of net sales.

     Costs of production. Costs of production were $26.9 million for 1997, as compared to $17.6 million for 1996, an increase of $9.3 million or 53%. Costs of production were approximately 75% of net sales for 1997, as compared to approximately 76% of net sales for 1996. The decrease in costs of production as a percentage of net sales was primarily a result of economies of scale resulting from improved utilization of the Company's existing facilities.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $5.8 million for 1997 from approximately $4.3 million for 1996, an increase of $1.5 million. The increase was attributable to costs associated with the addition of personnel to support future growth. As a percentage of net sales, selling, general and administrative expenses decreased from approximately 18% for 1996 to approximately 16% for 1997, primarily reflecting greater economies of scale as the Company improved the utilization of its existing facilities.

     Depreciation and amortization. Depreciation and amortization expense was $694,000 for 1997 as compared to $563,000 for 1996, an increase of $131,000 or
23%. The increase in depreciation and amortization expense was attributable to the addition of equipment by the Company during 1997.

     Interest expense. Interest expense was $250,000 for 1997, as compared to $234,000 for 1996, an increase of $16,000 or 7%. Such increase was largely attributable to higher levels of borrowings during

1997. Interest expense reflects interest on notes payable, capital lease obligations and on utilization of the line of credit with Summit Bank.

     Other income. Other income included $35,000 for 1997, as compared to $48,000 for 1996, a decrease of $13,000. Other income primarily reflected gains on the sale of certain depreciated equipment.

     Provision for income taxes. Provision for income taxes was $129,000 for 1997, as compared to $56,000 for 1996. The increase is attributable to higher income generated during the period. As discussed above, upon termination of the Company's S corporation status, the Company became subject to federal and additional state income taxes.

     Net income. As a result of the aforementioned, net income increased to $2.0 million for 1997 from $502,000 for 1996, an increase of $1.5 million. As a percentage of net sales, net income increased to 6% in 1997 from 2% in 1996.

Liquidity and Capital Resources

     As a result of the Offering, the Company received approximately $29.3 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses. All of such net proceeds have been expended as follows: $6.1 million to pay for the acquisition of Roda, $4.8 million to pay notes to stockholders of the Predecessor, $3.6 million to repay indebtedness of the Company and Roda, $2.2 million for payment to trade creditors to take advantage of discounts, $4.6 million for equipment purchases, $6.5 million for the acquisition of Workable in January 1999, and $1.5 million for the acquisition of real property in Jersey City, New Jersey in February 1999.

     Until the closing of the Offering, the Company financed its operations, including working capital and equipment acquisitions, using bank borrowing, vendor financing, financing lease transactions, as well as from cash flow generated from operating activities, and stockholder debt and equity contributions.

     Net cash provided by operating activities were $3.2 million for the year ended December 31, 1998.

     Net cash used in investing activities was $10.6 million for the year ended December 31, 1998. The net cash used in investing activities for the year ended December 31, 1998 consists of $6.2 million for the acquisition of Roda and $4.6 million for the acquisition of property and equipment.

     Net cash provided by financing activities was $19.2 million for the year ended December 31, 1998. Net cash provided by financing activities is attributable to the $29.3 million net proceeds of the Offering, reduced by, $2.2 million to repay the bank indebtedness, $1.4 million to repay certain indebtedness of Roda and $6.3 million to repay indebtedness incurred in the Reorganization and to make distributions to the stockholders of the Predecessor.

     On July 9, 1998 the Company entered into a $30.0 million revolving line of credit facility with a bank. The revolving line of credit may be used for acquisitions and includes sub-limits of $5.0 million for purchases of equipment and $7.5 million for working capital. The facility has a term of three years through July 9, 2001 and has annual extension options. The revolving line of credit contains certain covenants that include, among other things, limitations on the disposition of material amounts of assets and the incurrence of additional indebtedness. In addition certain financial covenants, as to minimum net worth, maximum leverage and debt coverage ratios must be maintained. These covenants may restrict the ability of the Company to pay dividends on the Common Stock, although the Company does not have the intention of paying dividends for the foreseeable future. After giving effect to the acquisition of Boston Towne Press, 1999, $24.5 million remained available for borrowing under the line of credit subject to the sub-limits stated above.

     Roda has a credit facility with a bank (the "Roda Facility") consisting of a $2.0 million ((pound)1.2 million) term loan and a $750,000 ((pound)450,000) revolving line of credit. The line of credit is reviewed by the bank annually for renewal, but is payable on demand. The debt is collateralized by substantially all of Roda's assets. As of December 31, 1998, approximately $419,000 ((pound)252,000) was outstanding on the credit facility and $1.2 million ((pound)716,000) was outstanding under the term loan. The term loan is payable in equal monthly installments through October 20, 2001. On August 10, 1998 the Company, through its revolving credit facility with its principal domestic lender, issued a standby letter of credit to guarantee the Roda Facility and in consideration therefor, the bank eliminated existing financial covenants under such line of credit.

     The operations of Workable are financed through internally generated cash flow.

     Management believes that the cash flow provided from operations and its existing revolving line of credit facility is sufficient to fund its ongoing operations. In addition, while the revolving line of credit facility is sufficient for the Company to pursue its acquisition strategy in the short-term, the long-term growth prospects of the Company will require additional debt or equity financing. There can be no assurance that the Company will be able to obtain such financing on acceptable terms.

YEAR 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

     The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. In addition, the review included the printing and binding equipment used in the Company's operations. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's year 2000 identification, assessment, remediation, and testing efforts.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

     For its information technology exposures, to date the Company has received the upgrade from its software manufacturer and expects to complete the upgrade no later than March 31, 1999. Once the software is upgraded, the Company will begin its testing and implementation. Completion of the testing phase for all significant systems is expected to be complete by June 30, 1999, with all remediated systems fully tested and implemented by September 30, 1999.

     The Company is currently in the process of assessing its operating equipment and believes there is minimal risk with regards to the Year 2000 Issue. As such, the Company is 80% complete in the remediation and testing phase of its operating equipment and is expected to be completed by March 31, 1999.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000.

     The Company has had communications with all of its significant customers to determine the extent to which the Company's interface systems are vulnerable to any failure by third parties. The Company believes that its significant customers are addressing the issues and will timely adjust their systems.

     The Company has questioned its significant suppliers and subcontractors that do not share information systems with the Company ("external agents"). To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operation, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be year 2000 ready. The inability of external agents to complete their year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates and foreign currency exchange primarily in its cash, debt and foreign currency transactions.

     A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Note 8 - Revolving Line of Credit, Long-Term Debt and Obligations Under Capital Leases.

     International operations, excluding U.S. export sales which are principally denominated in U.S. dollars, constitute 13% of the revenues and 8% of the identifiable assets of the Company as of December 31, 1998, all of which were denominated in British pounds. The Company has loans to foreign affiliates which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency translation adjustment of the Company's net investment in these affiliates and the foreign currency transaction adjustments on long-term advances to affiliates, which impact consolidated equity of the Company. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. With the acquisition of Workable on January 13, 1999, the Company prints in a number of locations around the world and has a cost base that is diversified over a number of different currencies, as well as the U.S. dollar, which serves to counterbalance partially its foreign currency transaction risk. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, currently in the United Kingdom, it borrows in British Pounds to reduce such exposure. Currently, the Hong Kong dollar is "pegged" to he United States dollar, so there is minimal
foreign  currency   translation   adjustment  with  respect  to  the  Hong  Kong
operations.

     The Company's cash position includes amounts denominated in foreign currencies. The Company manages its worldwide cash requirements considering available funds among its subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of the Company's affiliates could have adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations.

     The Company regularly invests excess operating cash in overnight repurchase agreements that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal.

     The Company's interest expense is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains a portion of its debt as fixed rate in nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon of Ernst & Young LLP dated February 3, 1999, including the information required by Item 302 of Regulation S-K, are set forth on pages F-1 through F-20 hereof. The schedule required under Regulation S-X is included herein on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

     The information called for by "Item 10. Directors and Executive Officers of the Registrant", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management", and "Item 13. Certain Relationships and Related Transactions", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders (scheduled to be held on May 11, 1999) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 as amended.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements:

          See the index to the Consolidated Financial Statements on page F-1 hereof

(a)  (2)  Financial Statement Schedules:

          See "Index to the Consolidated Financial Statements and Financial Statement Schedule"

(a)  (3)  Exhibits

     The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the filing with the Commission which included such document.


Exhibit No.                         Description

2.1 Reorganization Agreement among Stockholders of Cunningham Graphics, Inc. and the Company (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-46541)

2.2 Agreement for the Sale and Purchase of the Entire Issued Share Capital of Roda Limited dated January 16, 1998 between P.L. Furlonge and others and Cunningham Graphics, Inc. (Exhibit 1.2 to Registration Statement on Form S-1 No. 333-46541)

2.3 Supplemental Agreement dated March 24, 1998 between P.L. Furlonge and others and Cunningham Graphics, Inc. (Exhibit 1.2(a) to Amendment No. 2 to Registration Statement on Form S-1 No. 333-46541)

3.1 Certificate of Incorporation (Exhibit 3.1 to Registration Statement on Form S-1 No. 333-46541)

3.2  By-Laws (Exhibit 3.2 to Registration Statement on Form S-1 No. 333-46541)

10.1 1998 Stock Option Plan (Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-1 No. 333-46541)

10.2 Directors' Stock Option Plan (Exhibit 10.2 to Registration Statement on Form S-1 No. 333-46541)

10.3 Employment Agreement between the Company and M.R. Cunningham (Exhibit 10.3 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-465411)

10.4 Employment Agreement between the Company and G. Mays (Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-465411)

10.5 Employment Agreement between the Company and T. Mays (Exhibit 10.5 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-465411)

10.6 Employment Agreement between the Company and R. Needle (Exhibit 10.6 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-465411)

10.7 Service Agreement between Roda Limited and P.L. Furlonge (Exhibit 10.7 to Registration Statement on Form S-1 No. 333-46541)

10.8      Employment Agreement between the Company and Robert M. Okin (Exhibit
          10.8 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-46541)

10.13 Roda Lease (Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 No. 333-46541)

10.15     Employment Agreement between the Company and I. Lykogiannis (Exhibit
          10.15 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-46541)

10.16     Employment Agreement between the Company and R. Zanisnik (Exhibit
          10.16 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-46541)

10.17 Credit and Security Agreement dated July 9, 1998 between Summit Bank and the Company (Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.18 Agreement for the sale and purchase of the entire issued share capital of Workable Company Limited and 60% of the issued share capital of Plainduty Limited dated as of January 13, 1999 by and among Lam Hok Ling, Tung Hok Ki, Hacienda Resources Limited, the Company and Cunningham Graphics International, S.A. (Exhibit 10.18 to Current Report on Form 8-K for the event occurring on January 13, 1999)

10.19 Service Agreement dated as of January 13, 1999 between Workable Company Limited and Evan Lam (Exhibit 10.19 to Current Report on Form 8-K for the event occurring on January 13, 1999)

10.20 Service Agreement dated as of January 13, 1999 between Workable Company Limited and Timothy Tung (Exhibit 10.20 to Current Report on Form 8-K for the event occurring on January 13, 1999)

10.21 Tenancy Agreement dated as of January 13, 1999 between Workable Company Limited and Many Best Development Limited (Exhibit 10.21 to Current Report on Form 8-K for the event occurring on January 13,
          1999)

10.22 Tenancy Agreement dated as of January 13, 1999 between Workable Company Limited and Splendour Chief Development Limited (Exhibit 10.22 to Current Report on Form 8-K for the event occurring on January 13,
          1999)

10.23 Loan Agreement dated February 3, 1999 among Summit Bank, the Company and Cunningham Graphics Realty, L.L.C. (Exhibit 10.23 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.24 Agreement of Sale dated October 28, 1998 between Willco Associates-1, L.L.C. and the Company (Exhibit 10.24 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.25 Amendment to Agreement of Sale between Willco Associates-1, L.L.C. and the Company dated February 3, 1999 (Exhibit 10.25 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.26 Agreement of Sale dated October 28, 1998 between Willco Associates-2, L.L.C. and the Company (Exhibit 10.26 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.27 Amendment to Agreement of Sale between Willco Associates-2, L.L.C. and the Company dated February 3, 1999 (Exhibit 10.27 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.28 Assignment of Agreement of Sale (Exhibit 10.28 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.29 Asset purchase agreement dated February 17, 1999 for the sale and purchase of certain assets and the assumption of certain liabilities of Boston Towne Press, Inc. by and among Boston Towne Press, Inc., John R. Henesey, Jr., Cunningham Graphics International, Inc. and BTP Acquisition Corp.

10.30 Employment Agreement dated as of February 17, 1999 between BTP Acquisition Corp. and John R. Henesey Jr.

21        Subsidiaries of the Company

23   Consent of Ernst & Young LLP

24   Power of attorney

27   Financial Data Schedule

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed for the quarter ended December 31, 1998.

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNDER DULY AUTHORIZED.

                                       CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                                       By: /s/  Michael R. Cunningham
                                           --------------------------
                                                Michael R. Cunningham
                                       President, Chief Executive Officer
                                                         And
                                       Chairman of the Board of Directors

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


   Date                            Signature                                Title
March 3, 1999              /s/ Michael R. Cunningham          President, Chief Executive Officer
                           -------------------------          And
                            Michael R. Cunningham             Chairman of the Board of Directors


March 3, 1999                       *                         Executive Vice President
                           --------------------------         And Director
                             Gordon J. Mays

March 3, 1999              /s/ Robert M. Okin                 Executive Vice President
                           --------------------------         And Chief Financial Officer
                             Robert M. Okin                   (Principal Financial and Accounting Officer)


March 3, 1999                       *                         Director
                           --------------------------
                             Arnold Spinner

March 3, 1999                       *                         Director
                           --------------------------
                             James J. Cunningham

March 3, 1999                       *                         Director
                           --------------------------
                             Laurence Gerber

March 3, 1999                       *                         Director
                           --------------------------
                             Stanley J. Moss

/s/ Michael R. Cunningham
---------------------------------------------
*  Michael R. Cunningham, as Attorney-In-Fact

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                          Index to Financial Statements
                        And Financial Statement Schedule

                                    Contents

Report of Independent Auditors............................................F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 1997  and 1998.............F-3

Consolidated Statements of Income for the years ended
 December 31,  1996,  1997 and  1998........................ .............F-4

Consolidated Statements of Stockholders' Equity for the
 years ended December 31, 1996, 1997 and 1998.............. ..............F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1997 and 1998........................ ................F-6

Notes to Consolidated Financial Statements................................F-7

Financial Statement Schedule .............................................

Schedule II - Valuation and Qualifying Accounts                           S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Cunningham Graphics International, Inc.


We have audited the accompanying consolidated balance sheets of Cunningham Graphics International, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cunningham Graphics International, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            /s/Ernst & Young LLP


Princeton, New Jersey
February 3, 1999

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
               (in thousands, except share and per share amounts)

                                                                                      1997               1998
                                                                                     -------            -------
Assets
Current assets:
   Cash and cash equivalents                                                         $    67            $ 2,179
   Accounts receivable (net of allowance for
     doubtful accounts of $50 and $146, respectively)                                  5,673              9,199
   Inventories                                                                           940              1,301
   Prepaid expenses and other current assets                                              78                383
   Notes and advances receivable - stockholder/officers                                  136               --
   Deferred income taxes                                                                  47                520
                                                                                     -------            -------
Total current assets                                                                   6,941             13,582
Cash held for acquisitions and building addition                                        --                9,700
Property and equipment - net                                                           3,579              8,652
Other assets                                                                             418                860
Goodwill, net of accumulated amortization of $176 in 1998                               --               10,795
                                                                                     -------            -------
                                                                                     $10,938            $43,589
                                                                                     =======            =======

Liabilities and stockholders' equity Current liabilities:
   Revolving line of credit                                                          $   300            $   419
   Current portion of long-term debt                                                     407                580
   Current portion of obligations under capital leases                                   178                493
   Accounts payable                                                                    3,854              3,102
   Accrued expenses                                                                    1,474              3,005
   Income taxes payable                                                                                     499
                                                                                     -------            -------
Total current liabilities                                                              6,213              8,098
Long-term debt, net of current portion                                                 1,185                769
Obligations under capital leases- net of current portion                                 332              1,216
Deferred income taxes                                                                     57                932
Other long-term liabilities                                                             --                   64

Commitments and contingencies

Stockholders' equity:
   Common stock of Predecessor, 2,507 shares authorized, 119 shares
     issued and outstanding, stated at $50 per share                                       6               --
   Preferred stock, no par value; 1997 - no shares authorized; 1998 -
      10,000,000 shares authorized, none issued and outstanding                         --                 --
   Common stock, no par value; 30,000,000 shares
      authorized, 5,305,000 shares issued and outstanding                               --               29,395
   Accumulated other comprehensive income                                               --                    1
   Additional paid-in capital                                                            734               --
   Retained earnings                                                                   2,411              3,114
                                                                                     -------            -------
Total stockholders' equity                                                             3,151             32,510
                                                                                     -------            -------
                                                                                     $10,938            $43,589
                                                                                     =======            =======

                             See accompanying notes.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF INCOMEYEARS ENDED
                        DECEMBER 31, 1996, 1997 AND 1998
               (in thousands, except share and per share amounts)

                                                1996                 1997              1998
                                             --------              --------          --------

Net sales                                    $ 23,193              $ 35,744          $ 53,146
Operating expenses:
   Costs of production                         17,616                26,894            37,694
   Selling, general and administrative          4,270                 5,794             7,783
   Depreciation and amortization                  563                   694             1,252
                                             --------              ----------        ----------
                                               22,449                33,382            46,729
                                             --------              ----------        ----------
Income from operations                            744                 2,362             6,417
   Interest expense                              (234)                 (250)             (400)
   Interest income                               --                    --                 475
   Other income                                    48                    35                 5
                                             --------              ----------        ----------
Income before income taxes                        558                 2,147             6,497
   Provision for income taxes                      56                   129             2,489
                                             --------              ----------        ----------
Net income                                   $    502              $  2,018          $  4,008
                                             ========              ==========        ==========

Pro Forma Data (unaudited):
Income before income taxes                                         $    2,147        $    6,497
   Pro forma provision for income taxes                                   880             2,809
                                                                   ----------        ----------
Pro forma net income                                                    1,267        $    3,688
                                                                   ==========        ==========
Pro forma earnings per common share:
   Basic                                                           $     0.43        $     0.80
                                                                   ==========        ==========
   Diluted                                                         $     0.43        $     0.80
                                                                   ==========        ==========

Pro forma weighted average number of common shares:
   Basic                                                            2,964,492         4,587,941
                                                                   ==========        ==========

   Diluted                                                          2,964,492         4,637,024
                                                                   ==========        ==========

                             See accompanying notes.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                      (in thousands, except share amounts)

                                               -------------------------
                                                    Common Stock                            Accumulated
                                               -------------------------     Additional        Other
                                                                              Paid-in      Comprehensive   Retained
                                                 Shares         Amount        Capital          Income       Earnings         Total
                                               ----------     ----------    -----------    -------------   ---------     ----------
Balance at December 31, 1995                          118     $        6     $      722     $     --      $      102     $      830
   Sale of common stock                                 1                            12                                          12
   Net income                                                                                                    502            502
                                               ----------     ----------     ----------     ----------    ----------     ----------
Balance at December 31, 1996                          119              6            734           --             604          1,344
   Distributions                                                                                                (211)          (211)
   Net income                                                                                                  2,018          2,018
                                               ----------     ----------     ----------     ----------    ----------     ----------
Balance at December 31, 1997                          119              6            734           --           2,411          3,151
   Elimination of Predecessor's
      common stock in the
      Reorganization                                 (119)            (6)                         --                             (6)
   Reorganization of the
      Predecessor                               2,595,261         (2,191)          (734)          --          (1,846)        (4,771)
   Issuance of common stock:
     Initial public offering                    2,530,000         29,249                          --                         29,249
     Acquisition                                  169,739          2,207                          --                          2,207
   Exercise of stock options                       10,000            130                          --                            130
   Distributions                                                                                              (1,459)        (1,459)
   Net Income                                                                                                  4,008          4,008
   Currency translation
    Adjustment                                                                                       1                            1
                                                                                                                         ----------
   Comprehensive income                                                                                                       4,009
                                               ----------     ----------     ----------     ----------    ----------     ----------
Balance at December 31, 1998                    5,305,000     $   29,395     $     --       $        1    $    3,114     $   32,510
                                               ==========     ==========     ==========     ==========    ==========     ==========

                             See accompanying notes.

                                    CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                                 (in thousands)


                                                                        1996           1997           1998
                                                                      --------       --------       --------
Cash flows from operating activities
Net income                                                            $    502       $  2,018       $  4,008
Adjustments to reconcile net income to net cash
   Provided by operating activities
   Depreciation and amortization                                           563            694          1,252
   Gain on sale of equipment                                               (48)           (18)          --
   Deferred income taxes                                                    32            (31)           292
   Changes in  operating  assets and  liabilities,
     net of  effects of  acquired business:
     Accounts receivable                                                (2,161)        (1,066)        (1,880)
     Inventories                                                           509           (399)          (165)
     Prepaid expenses and other current assets                             (86)            (8)          (235)
     Other assets                                                          (45)          (324)           313
     Notes and advances receivable - stockholder/officers                  (94)            22            136
     Accounts payable                                                    1,835            193         (1,580)
     Accrued expenses                                                      664            369          1,134
     Other liabilities                                                    --             --              (60)
                                                                      --------       --------       --------
Net cash provided by operating activities                                1,671          1,450          3,215
Cash flows from investing activities
   Proceeds from the disposition of equipment                               71          1,349            182
   Acquisition of property and equipment                                (1,711)        (2,146)        (4,614)
   Acquisition of Roda Limited, net of cash acquired                      --             --           (6,149)
                                                                      --------       --------       --------
Net cash used in investing activities                                   (1,640)          (797)       (10,581)
Cash flows from financing activities
   Net principal proceeds payments on revolving
     Line of credit                                                        444         (1,050)          (352)
   Proceeds from long-term borrowings                                      614          1,023
   Principal payments on long-term borrowings                             (302)          (476)        (3,127)
   Principal payments on obligations under capital lease                  (139)          (188)          (468)
   Proceeds from issuance of notes payable - related parties                24           --             --
   Principal payments on notes payable - related parties                  (142)          (227)          --
   Shareholder distributions                                              --             (211)        (6,236)
   Net proceeds from sale of common stock                                   12           --           29,249
   Proceeds from the exercise of stock options                            --             --              130
                                                                      --------       --------       --------
Net cash provided by (used in) financing activities                        511         (1,129)        19,196
Effect of exchange rate changes on cash and cash equivalents                                             (18)
                                                                      --------       --------       --------
Net (decrease) increase in cash                                            542           (476)        11,812
Cash and cash equivalents, beginning of year                                 1            543             67
                                                                      --------       --------       --------
Cash and cash equivalents, end of year                                $    543       $     67       $ 11,879
                                                                      ========       ========       ========
Supplemental disclosure of cash flow data
   Income taxes paid                                                  $     40       $    169       $  1,963
                                                                      ========       ========       ========
   Interest paid                                                      $    235       $    251       $    400
                                                                      ========       ========       ========
Supplemental disclosure of noncash investing and
financing activities
   Acquisition of equipment under capital lease                       $    422       $   --         $    967
                                                                      ========       ========       ========
   Stock issued for acquisition                                       $   --         $   --         $  2,207
                                                                      ========       ========       ========

                             See accompanying notes.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
                (dollars in thousands, except per share amounts)


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

On April 22, 1998 Cunningham Graphics, Inc. (the "Predecessor") reorganized (the "Reorganization") such that all the stockholders of the Predecessor contributed all of the outstanding shares of common stock of the Predecessor to Cunningham Graphics International, Inc. (the "Company"), in exchange for a total of 2,595,261 shares of common stock, no par value (the "Common Stock") and promissory notes (the "Exchange Notes") in the aggregate principal amount of $2.6 million. In the Reorganization, the Company also assumed the Predecessor's obligations under promissory notes in the aggregate principal amount of $2.2 million, representing undistributed S corporation taxable income (the "Distribution Notes"). Collectively, the Exchange Notes and Distribution Notes are known as the "Reorganization Notes." Concurrently with the Reorganization, the Company sold 2,530,000 shares of Common Stock in an initial public offering (the "Offering"). The Company used a portion of the proceeds to repay the Reorganization Notes.

On April 27, 1998, the Company acquired all of the outstanding ordinary share capital of Roda Limited, an English corporation ("Roda") for consideration consisting of cash in the amount of $4.1 million and 169,739 shares of Common Stock, valued at the Offering price of $13.00 per share. In addition on June 4, 1998, the Company purchased the outstanding preference share capital of Roda for $1.8 million. The excess of the purchase price over the net assets acquired totaled approximately $11.0 million and was recorded as goodwill.

The Company provides a wide range of graphic communication services to financial institutions and corporations throughout the United States and the United Kingdom, focusing on producing and distributing time-sensitive analytical research and marketing materials and on providing on-demand printing services.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Reorganization has been accounted for in a manner similar to a pooling of interests and, accordingly, the historical carrying values of the assets and liabilities of the Predecessor were not affected by the Reorganization. The Company conducted no business prior to the Reorganization and, accordingly, it was not included in the results of operations of the Predecessor. The accompanying December 31, 1996 and 1997 financial statements include the accounts and results of operations of the Predecessor for the years then ended. The accompanying consolidated financial statements as of and for the year ended December 31, 1998 include the accounts and results of operations of the Predecessor for the period from January 1, 1998 through April 22, 1998 and the results of the Company from April 23, 1998 through December 31, 1998, including the results of operations of Roda from April 27, 1998 through December 31, 1998.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
                (dollars in thousands, except per share amounts)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

Selected unaudited statement of income data for the year ended December 31, 1998 are as follows:


                                              April 23, 1998 to     Year ended
                               January 1 to     December 31,       December 31,
                              April 22, 1998        1998               1998
                              --------------  -----------------    ------------

Net sales                        $13,390           $39,756            $53,146
                                 =======           =======            =======

Income from operations           $ 1,044           $ 5,373            $ 6,417
                                 =======           =======            =======

Income before income taxes       $   973           $ 5,524            $ 6,497

Provision for income taxes            79             2,410              2,489

                                 =======           =======            =======
Net income                       $   894           $ 3,114            $ 4,008
                                 =======           =======            =======



All significant intercompany accounts and transactions have been eliminated in consolidation.

PRO FORMA ADJUSTMENTS

The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to federal and additional state income taxes during the year ended December 31, 1997 and the period January 1, 1998 through April 22, 1998. The unaudited pro forma net income for the year ended December 31, 1997 and 1998 reflects an increase of $751 and $320 for the year ended December 31, 1997 and the period January 1, 1998 through April 22, 1998, respectively for income taxes based upon income before income taxes as if the Company had become subject to federal and additional state income taxes on that date.

CASH AND CASH EQUIVALENTS

Cash  and  cash  equivalents   include  all  cash  balances  and  highly  liquid
investments with a maturity of three months or less when acquired.

CONCENTRATION OF CREDIT RISK

The Company performs periodic credit evaluations of its customers and generally does not require collateral.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
                (dollars in thousands, except per share amounts)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost or market by the specific identification method. Inventory consists of raw materials and work in process. Finished goods are shipped upon completion.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization of assets, including those under capital lease, are computed using the straight-line method over the lesser of the estimated useful lives of the related assets or the lease term. Useful lives range from 3 to 10 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets, including goodwill resulting from business acquisitions, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such event has occurred.

GOODWILL

Goodwill represents the excess of cost over the estimated fair value of identifiable assets of businesses acquired and is being amortized on a straight-line basis over 40 years. Amortization expense was $176 for the year ended December 31, 1998.

INCOME TAXES

Through April 22, 1998, the Predecessor and its shareholders elected to be treated as an S corporation for federal income tax purposes. As a result, any income or loss generated through such date was passed through directly to the stockholders. Effective April 23, 1998, the Company's S corporation election terminated.

The Company uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

REVENUE RECOGNITION

Revenue is recognized upon shipment of products to customers.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
                (dollars in thousands, except per share amounts)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --(CONTINUED)

FOREIGN CURRENCY TRANSLATION

The 1998 financial statements include the results of Roda which are translated from the British Pound, its functional currency, into U.S. dollars from the date of acquisition. The balance sheet is translated at the year-end exchange rate. Results of operations are translated at average rates prevailing during the year. The effects of translation at the balance sheet date are accumulated as the cumulative foreign currency translation adjustment in stockholders' equity.

SEGMENTS

Effective  January  1,  1998,  the  Company  adopted  the  Financial  Accounting
Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also established standards for related disclosures about products and services, geographic areas, and major customers.

REPORTING COMPREHENSIVE INCOME

The Company adopted Statement of Financial Standards (SFAS) No. 130, Reporting Comprehensive Income in 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by owners and distributions to owners) and its components in the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying amounts of the revolving line of credit and long-term debt approximate fair value because their interest rates are reflective of rates that the Company would be able to obtain on debt with similar terms and conditions.

STOCK-BASED COMPENSATION

As permitted by FASB Statement No. 123 Accounting for Stock-Based Compensation (FASB 123), the Company has elected to follow Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the employee stock option equals or exceeds the fair market value of the underlying common stock on the date of grant.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
                (dollars in thousands, except per share amounts)

3.   ACQUISITION

As discussed in Note 1, the Company acquired all of the outstanding ordinary share capital of Roda for consideration consisting of cash in the amount of $4,100 and 169,739 shares of Common Stock, valued at the Offering price of $13.00 per share. In addition, the Company purchased the outstanding preference share capital of Roda on June 4, 1998 for cash in the amount of $1,800. Additional acquisition costs aggregated $200. The acquisition was accounted for using the purchase method. Under this method, the purchase price is allocated to the assets and liabilities of the acquired enterprise as of the acquisition date based on their estimated respective fair values and are subject to revision for a period not to exceed one year from the date of acquisition. The excess of the purchase price over the net assets acquired totaled approximately $11.0 million and was recorded as goodwill.

The following table sets forth unaudited pro forma information assuming that the acquisition of Roda was completed on January 1, 1997.

                                                        Year Ended December 31,
                                                       -------------------------
                                                          1997           1998
                                                       ----------     ----------
Sales                                                  $   42,705     $   55,885
Net Income                                             $    1,674     $    3,709
Basic earnings per share of common stock               $     0.44     $     0.76
Diluted earnings per share of common stock             $     0.44     $     0.76


The preceding unaudited pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had this acquisition occurred on January 1, 1997, or of the future results of operations of the combined Company.

4.   CASH HELD FOR ACQUISITIONS AND BUILDING ADDITION

The cash held for acquisitions and building addition represents cash used subsequent to year-end for business acquisitions and the purchase of a building.

5.   INVENTORIES

Inventories consists of the following at December 31:

                                                                 1997       1998
                                                               ------     ------

Raw materials (net of valuation allowance of $194
   and $143, respectively)                                     $  805     $1,214
Work-in-process                                                   135         87
                                                               ======     ======
                                                               $  940     $1,301
                                                               ======     ======

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
                (dollars in thousands, except per share amounts)


6.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                          1997           1998
                                                        --------       --------

Machinery and equipment                                 $  4,813       $ 10,364
Furniture, fixtures and office equipment                     974          1,669
Leasehold improvements                                       471            685
Autos and transportation equipment                           280            326
                                                        --------       --------
                                                           6,538         13,044
Accumulated depreciation and amortization                 (2,959)        (4,392)
                                                        ========       ========
                                                        $  3,579       $  8,652
                                                        ========       ========


The gross amount of the leased property included in property and equipment is $1,069 and $2,380, and accumulated amortization is $386 and $184 at December 31, 1997 and 1998, respectively. Amortization ($105, $119 and $113 in 1996, 1997 and 1998, respectively) of assets under capital leases is included in depreciation expense.


7. OTHER ASSETS

Included in other assets at December 31, 1997 is approximately $342 of costs related to the anticipated initial public offering and the acquisition of Roda. Included in other assets at December 31, 1998 is a deposit for $755 on a building.

8.   ACCRUED EXPENSES

Other accrued liabilities consists of the following at December 31:

                                                          1997          1998
                                                         ------        ------

Employee compensation                                    $  689        $1,529
Other                                                       785         1,476
                                                         ------        ------
                                                         $1,474        $3,005
                                                         ======        ======

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
                (dollars in thousands, except per share amounts)


9.   REVOLVING LINE OF CREDIT, LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
     LEASE

On July 9, 1998 the Company entered into a $30,000 revolving line of credit facility with a bank (the "Revolver"). The revolving line of credit may be used for acquisitions and includes sub-limits of $5,000 for purchase of equipment and $7,500 for working capital. The facility has a term of three years through July 2001 and has annual extension options. At the Company's option, the facility bears interest at either: (i) the bank's base rate less a number of basis points depending upon the Company's maximum leverage ratio, as defined in the agreement or (ii) the Eurodollar rate plus a number of basis points depending upon the Company's maximum leverage ratio, as defined. The Revolver contains certain covenants including, among other things, limitations on the disposition of assets in excess of $500, the incurrence of additional indebtedness and limitations on the Company's rights to pay dividends. In addition, certain financial covenants, as to minimum net worth, maximum leverage and debt coverage ratios must be maintained. As of December 31, 1998, the Company had a standby letter of credit outstanding for $2,200 securing the outstanding balance on the Roda Facility, referred to below. No other amounts were outstanding under the revolver.

Roda has a credit facility with a bank (the "Roda Facility") consisting of a $2,000 ((pound)1.2 million) term loan and a $750 ((pound)450) revolving line of credit. The line of credit is reviewed by the bank annually for renewal, and is payable on demand. The term loan is payable in equal monthly installments through October 2001.The debt bears interest at 1% above the banks base rate, as defined, and is collateralized by substantially all of Roda's assets. As of December 31, 1998, approximately $419 ((pound)252) was outstanding on the credit facility and $1,183 ((pound)716) was outstanding under the term loan. As mentioned above, the Company issued a standby letter of credit to the bank to guarantee the Roda Facility and in consideration therefor, the bank eliminated existing financial covenants under such line of credit.

At December 31, 1997, the Company had a Loan and Security Agreement that provided for a $2,000 revolving line of credit and a $1,000 3-year term loan (the "Term Loan"). Borrowings under both the line of credit and the Term Loan incurred interest at the bank's prime rate or at the Company's option LIBOR plus 2.25% (8.5% at December 31, 1997). The debt was collateralized by substantially all of the Company's assets. At December 31, 1997, the revolving line of credit and the Term Loan had balances outstanding of $300 and $1,000, respectively. The amounts were repaid with proceeds from the Offering.

The Company leases property and equipment under capital leases expiring in various years through 2003.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
                (dollars in thousands, except per share amounts)


9. REVOLVING LINE OF CREDIT, LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

Long-term debt and obligations under capital leases consists of the following at December 31:

                                                                                1997         1998
                                                                             ---------    ----------

Term loans                                                                   $   1,000    $    1,189
Notes  payable  to  finance  company,  payable  in  monthly  installments bearing  interest  at  8.5%,  through  April  1999  (secured  by  certain
equipment with a carrying value of approximately $300)                             262             7
Non-interest   bearing  note  payable  in  monthly  installments  through
December 1999 (discounted based on imputed interest rate of 8%)                    308           153
Various capital lease obligations                                                  510         1,709
Other (secured by equipment with a carrying value of $135)                          22            --
                                                                             ---------    ----------
                                                                                 2,102         3,058
Less current maturities                                                            585         1,073
                                                                             ---------    ----------
                                                                             $   1,517     $   1,985
                                                                             =========    ==========


The weighted average interest rate on short-term borrowings is 8.5% and 7.25% at December 31, 1997 and 1998, respectively.

The aggregate fair value of the instruments representing the Company's revolving line of credit, long-term debt and obligations under capital lease approximate their carrying value at December 31, 1997 and 1998. Such fair values are estimated based on discounting the estimated future cash flows using the Company's incremental borrowing rate for similar debt instruments.

Maturities of long-term debt and obligations under capital lease (principal and interest) for each of the next five years are as follows:

                                                                    Obligations
                                                    Long-Term     Under Capital
                                                      Debt             Lease
                                                    ---------     -------------

1999                                                $  507            $  649
2000                                                   373               573
2001                                                   398               456
2002                                                    71               296
2003                                                                      61
                                                   $ 1,349
Total long-term debt                               =======            ------
Total minimum lease payments                                           2,035
Less amount representing interest                                        326
                                                                      ------
Present value of net minimum lease payments                           $1,709
                                                                      ======

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
         (dollars in thousands, except per share amounts) -(continued )


10.  INCOME TAXES

The provision for income taxes consists of the following:

                                         1996             1997             1998
                                      -------          -------          -------
Current:
  Federal                             $    --          $    --          $ 1,351
  State                                    24              160              764
  Foreign                                  --               --              136
                                      -------          -------          -------
                                           24              160            2,251

Deferred:
  Federal                                  --               --               17
  State                                    32              (31)              (4)
  Foreign                                  --               --              225
                                      -------          -------          -------
                                           32              (31)             238
                                      -------          -------          -------
Total                                 $    56          $   129          $ 2,489
                                      =======          =======          =======

The differences between the provisions for income taxes and the amounts that would result form applying the statutory federal tax rate to income before income taxes for the year ended December 31, 1998 is summarized as follows:


Statutory federal income tax rate                                         34.0%
State income tax, net of federal benefit                                   7.7
Income attributable to "S" corporation period                             (5.0)
Other                                                                      1.6
                                                                          ----
Effective income tax rate                                                 38.3%
                                                                          ====

The significant components of the Company's deferred tax assets and liabilities were as follows at December 31:


                                                              1997         1998
                                                             -----        -----

Current deferred tax assets:
     Allowance for doubtful accounts                         $   3        $  83
     Employee compensation                                      17          219
     Inventory                                                  14           90
     Accrued liabilities                                        13          128
                                                             -----        -----
Total current deferred tax assets                               47          520

Non-current deferred tax liabilities
     Fixed assets                                               57          932
                                                             -----        -----
Total non-current deferred tax liabilities                      57          932
                                                             -----        -----
Net deferred tax liabilities                                 $ (10)       $(412)
                                                             =====        =====

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
         (dollars in thousands, except per share amounts) -(continued )


10.  INCOME TAXES (CONTINUED)

The Company has unremitted foreign earnings of approximately $1,200 at December 31, 1998. It is the Company's intention to permanently reinvest those earnings in its foreign operations. Accordingly, no federal deferred taxes have been provided on those earnings. If such earnings were to be remitted, it is possible there would be withholding taxes (although not readily determinable) on such remittances.

11.  RELATED PARTY TRANSACTIONS

Notes and advances receivable -- stockholder/officers represented cash advances with no specific repayment terms. The amounts were repaid during 1998.

12.  STOCK OPTION PLANS

In February 1998, the Board of Directors and the sole stockholder of the Company adopted the 1998 Stock Option Plan ("1998 Plan") and reserved 450,000 shares of Common Stock for issuance thereunder. The Plan provides for the granting to employees (including employee directors and officers) of incentive stock options and nonstatutory stock options to employees and consultants. During 1998, the Board of Directors granted options to purchase 243,700 shares of Common Stock under the 1998 Plan.

Additionally, in February 1998, the Board of Directors of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan") and reserved 150,000 shares of Common Stock for issuance thereunder. Directors of the Company who are not employees of the Company or any of its subsidiaries are eligible to participate in the plan. The Board of Directors granted options to purchase 60,000 shares of Common Stock under the Directors' Plan.

Options issued under both the 1998 Plan and the Directors' Plan expire ten years from the date of grant. The vesting period for options granted under the 1998 Plan varies among employees and ranges from six months to three years. The vesting period for options granted under the Directors' Plan is six months following the date of grant. Options granted under the plans are exercisable at an exercise price equal to but not less than the fair market value of the common stock on the grant date.

The following summarizes the activity in the options outstanding for the combined plans during 1998:

                                                                   Weighted
                                                 Number of         Average
                                                 Options        Exercise Price
                                                 ---------      --------------

Outstanding at January 1, 1998                        --           $   --
Granted                                          303,700            13.00
Canceled                                          (3,950)           13.00
Exercised                                        (10,000)           13.00
                                                 -------
Outstanding at December 31, 1998                 289,750            13.00
                                                 =======

Exercisable at December 31, 1998                 225,000            13.00
                                                 =======

At December 31, 1998, the weighted average remaining contractual life of the options outstanding is 9.3 years.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
         (dollars in thousands, except per share amounts) -(continued )


12.  STOCK OPTION PLANS (CONTINUED)

At December 31, 1998, an aggregate of 590,000 shares of common stock are reserved for issuance under the plans.

Had the Company used the fair value-based method of accounting for the stock option plans prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income and diluted earnings per share would have been reduced to the following pro forma amounts:

                                              For the Year Ended December 31,
                                                          1998
                                              -------------------------------
                                                As Reported       Pro Forma
                                                -----------       ---------

Net income                                      $   3,688         $   2,529
Diluted earnings per share                      $    0.80         $    0.55

The pro forma compensation expense may not be representative of future amounts because options vest over several years and additional options may be granted in future years.

The weighted-average grant date fair value of options granted during 1998 was $4.83. The weighted-average grant date fair value of options was determined by utilizing the Black-Scholes option-pricing model with the following key assumptions:

                                                 1998
                                               ---------

          Dividend yield                          0%
          Expected volatility                    30%
          Risk-free interest rate                5.75%
          Expected life                          5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of trade options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

13.  EMPLOYEE BENEFIT PLAN

The Company has defined contribution employee benefit plans in the United States and at Roda covering substantially all employees. The Company, at its discretion, may elect to contribute to the plan at amounts and dates determined by the Board of Directors of the Company and Roda. For the years ended December 31, 1996, 1997 and 1998 the Company made contributions of $0, $52 and $118, respectively, to the plans.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
         (dollars in thousands, except per share amounts) -(continued )


14.  COMMITMENTS AND CONTINGENCIES

The Company leases office and manufacturing facilities, equipment and automobiles under noncancelable operating leases expiring in various years through 2003. One of the facility leases requires the Company to pay additional rents based on its proportionate share of certain costs of the facility.

In March 1997, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold equipment and leased it back for a period of six years. The leaseback has been accounted for as an operating lease. No gain or loss was recorded on the transaction. Upon expiration of the lease, the Company has the option to acquire the equipment at terms more fully described in the lease agreement.

Future minimum rental payments for each of the next five years and in the aggregate under the above lease agreements are as follows:


                 1999                   $1,015
                 2000                      292
                 2001                      208
                 2002                      200
                 2003                      160
                                        ------
                                        $1,875
                                        ======

Rent expense under all operating leases was $463, $631 and $887 for the years ended December 31, 1996, 1997 and 1998, respectively.

15.  CONCENTRATIONS

Sales to customers representing 10% or more of the Company's total net sales (three customers in 1996, 15%, 15% and 13% each respectively; four in 1997, 24%, 13%, 10% and 10% each respectively; and three customers in 1998, 24%, 15% and 10% each respectively) represented total net sales of $9,812, $20,375 and $25,752, respectively. Included in trade accounts receivable are amounts due from these customers of $2,989 and $3,127 as of December 31, 1997 and 1998, respectively.

The Company has 491 employees of which 342 of whom are members of a union.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
         (dollars in thousands, except per share amounts) -(continued )


16.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company's  single  business  segment is the production and  distribution  of
time-sensitive   analytical   research  marketing  materials  and  on  providing
on-demand printing services.

All of the Company's financial results prior to April 27, 1998, the date of the Roda acquisition, were from U.S. operations only, accordingly segment information for the year ended December 31, 1997 has not been presented. The following table presents financial information based on the Company's geographic segments for the year ended December 31, 1998 (dollars in thousands):

                                             Income
                                              from         Identifiable
                            Net Sales       Operations       Assets
                            ---------       ----------     ------------

United Kingdom              $ 7,141         $ 1,442         $ 3,312
United States                46,005           4,974          40,070
                            -------         -------         -------
Total                       $53,146         $ 6,416         $43,382
                            =======         =======         =======

17.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                      December 31, 1997       December 31, 1998
                                                                                      ------------------      ------------------
Numerator:
   Pro forma net income for basic and diluted earnings per share                         $     1,267              $    3,688
                                                                                         ===========              ==========

Denominator
   Denominator for basic earnings per share - weighted average common shares               2,946,492               4,587,941
   Effect of dilutive securities - employee stock options                                         --                  49,083
                                                                                         -----------              ----------
   Denominator for diluted earnings per share- adjusted weighted average common
shares and assumed conversion                                                              2,964,492               4,637,024
                                                                                         ===========              ==========

Basic earnings per common share                                                          $      0.43              $     0.80
                                                                                         ===========              ==========
Diluted earnings per common share                                                        $      0.43              $     0.80
                                                                                         ===========              ==========

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998
         (dollars in thousands, except per share amounts) -(continued )


18.  SUBSEQUENT EVENTS

Acquisition of Workable

On  January  13,  1999,  the  Company,   through  its  wholly-owned  subsidiary,
Cunningham Graphics International S.A., acquired all of the issued and outstanding capital stock of Workable Company Limited, a Hong Kong corporation ("Workable"). In addition, the Company acquired from the selling shareholders the 60% of the outstanding capital stock of Plainduty Limited, a Hong Kong corporation, which was not owned directly by Workable. Workable also has a wholly owned subsidiary in Singapore.

The aggregate purchase price of the acquisition was $13,100, which was comprised of the following: (i) 398,216 shares of Common Stock, valued at a price of $15.52 per share and (ii) cash in the amount of $6,200. In addition, the Company assumed $700 of indebtedness. The Company utilized proceeds from its initial public offering of Common Stock to fund the cash portion of the purchase price. Under the terms of the purchase agreement, the Company may be required to pay to the Sellers up to an additional $3,800, depending upon the earnings, as defined, of Workable during the years 1999 through 2001. The Company estimates the goodwill generated from the acquisition will be approximately $8,800, which will be amortized over 40 years.

In connection with the purchase agreement, Workable entered into employment agreements dated as of January 13, 1999 with each of its selling shareholders and lease agreements for the facilities currently being occupied by the acquired businesses that are owned by such selling shareholders under terms it believes are comparable to market rates.

Acquisition of Real Estate

On February 3, 1999, the Company purchased a 150,000 square foot building located in Jersey City, New Jersey for approximately $5,500. The Company obtained a mortgage loan for $7,400 through its existing bank to finance the purchase of the building and to make necessary improvements. The acquired building will replace the Company's current Jersey City and midtown New York City facilities. The Company anticipates placing the new building into service during the third quarter of 1999. The Company does not anticipate its remaining lease obligations on its current lease facilities will be significant at the date it vacates the properties. However any unutilized obligations will be charged to operations when the property is vacated.

The Company also has contracted with the sellers of the Premises, for the acquisition of an unimproved parcel of land adjacent to the Premises, for a purchase price of $975. The closing of such transaction is contingent upon the completion of certain environmental remediation to the satisfaction of the New Jersey Department of Environmental Protection.

19.  SUBSEQUENT EVENTS - UNAUDITED

On February 16, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Boston Towne Press. The purchase price of Boston Towne Press was $5.4 million, which was paid in cash and partially funded by the utilization of $3,400 of the revolving line of credit. Pursuant to the purchase and sale agreement, the Company may be required to pay the seller up to an additional $700,000, depending upon the earnings of Boston Towne Press during the years 1999 and 2000. The Company estimates the goodwill generated from the transaction will be approximately $2.9 million and will be amortized over 40 years.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                             Charged to
               Description                   Beginning        Cost and                           Ending
                                              Balance          Expense         Write-offs        Balance
------------------------------------------------------       -----------       -----------       -------
Year ended December 31, 1998
  Allowances for accounts receivable          $ 50             $ 96             $ --             $146
Year ended December 31, 1997
  Allowances for accounts receivable            28               31                9               50
Year ended December 31, 1996
  Allowances for accounts receivable            30               --                2               28


                                                              Charged to
               Description                   Beginning         Cost and                          Ending
                                              Balance          Expense         Write-offs        Balance
------------------------------------------   ---------       -----------       -----------       -------
Year ended December 31, 1998
  Allowances for unsaleable inventories       $194             $ 84             $135             $143
Year ended December 31, 1997
  Allowances for unsaleable inventories        200               86               92              194
Year ended December 31, 1996
  Allowances for unsaleable inventories        200               82               82              200

                                  EXHIBIT INDEX

The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the filing with the Commission which included such document.

2.1 Reorganization Agreement among Stockholders of Cunningham Graphics, Inc. and the Company (Exhibit 2.1 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-46541)

2.2 Agreement for the Sale and Purchase of the Entire Issued Share Capital of Roda Limited dated January 16, 1998 between P.L. Furlonge and others and Cunningham Graphics, Inc. (Exhibit 1.2 to Registration Statement on Form S-1 No. 333-46541)

2.3 Supplemental Agreement dated March 24, 1998 between P.L. Furlonge and others and Cunningham Graphics, Inc. (Exhibit 1.2(a) to Amendment No. 2 to Registration Statement on Form S-1 No. 333-46541)

3.1 Certificate of Incorporation (Exhibit 3.1 to Registration Statement on Form S-1 No. 333-46541)

3.2       By-Laws (Exhibit 3.2 to Registration Statement on Form S-1 No.
          333-46541)

10.1 1998 Stock Option Plan (Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-1 No. 333-46541)

10.2 Directors' Stock Option Plan (Exhibit 10.2 to Registration Statement on Form S-1 No. 333-46541)

10.3      Employment Agreement between the Company and M.R. Cunningham (Exhibit
          10.3 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-465411)

10.4 Employment Agreement between the Company and G. Mays (Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-465411)

10.5 Employment Agreement between the Company and T. Mays (Exhibit 10.5 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-465411)

10.6 Employment Agreement between the Company and R. Needle (Exhibit 10.6 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-465411)

10.7 Service Agreement between Roda Limited and P.L. Furlonge (Exhibit 10.7 to Registration Statement on Form S-1 No. 333-46541)

10.8      Employment Agreement between the Company and Robert M. Okin (Exhibit
          10.8 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-46541)

10.13 Roda Lease (Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 No. 333-46541)

10.15     Employment Agreement between the Company and I. Lykogiannis (Exhibit
          10.15 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-46541)

10.16     Employment Agreement between the Company and R. Zanisnik (Exhibit
          10.16 to Amendment No. 2 to Registration Statement on Form S-1 No. 333-46541)

10.17 Credit and Security Agreement dated July 9, 1998 between Summit Bank and the Company (Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.18 Agreement for the sale and purchase of the entire issued share capital of Workable Company Limited and 60% of the issued share capital of Plainduty Limited dated as of January 13, 1999 by and among Lam Hok Ling, Tung Hok Ki, Hacienda Resources Limited, the Company and Cunningham Graphics International, S.A. (Exhibit 10.18 to Current Report on Form 8-K for the event occurring on January 13, 1999)

10.19 Service Agreement dated as of January 13, 1999 between Workable Company Limited and Evan Lam (Exhibit 10.19 to Current Report on Form 8-K for the event occurring on January 13, 1999)

10.20 Service Agreement dated as of January 13, 1999 between Workable Company Limited and Timothy Tung (Exhibit 10.20 to Current Report on Form 8-K for the event occurring on January 13, 1999)

10.21 Tenancy Agreement dated as of January 13, 1999 between Workable Company Limited and Many Best Development Limited (Exhibit 10.21 to Current Report on Form 8-K for the event occurring on January 13,
          1999)

10.22 Tenancy Agreement dated as of January 13, 1999 between Workable Company Limited and Splendour Chief Development Limited (Exhibit 10.22 to Current Report on Form 8-K for the event occurring on January 13,
          1999)

10.23 Loan Agreement dated February 3, 1999 among Summit Bank, the Company and Cunningham Graphics Realty, L.L.C. (Exhibit 10.23 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.24 Agreement of Sale dated October 28, 1998 between Willco Associates-1, L.L.C. and the Company (Exhibit 10.24 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.25 Amendment to Agreement of Sale between Willco Associates-1, L.L.C. and the Company dated February 3, 1999 (Exhibit 10.25 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.26 Agreement of Sale dated October 28, 1998 between Willco Associates-2, L.L.C. and the Company (Exhibit 10.26 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.27 Amendment to Agreement of Sale between Willco Associates-2, L.L.C. and the Company dated February 3, 1999 (Exhibit 10.27 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.28 Assignment of Agreement of Sale (Exhibit 10.28 to Current Report on Form 8-K for the event occurring on February 3, 1999)

10.29 Asset purchase agreement dated February 17, 1999 for the sale and purchase of certain assets and the assumption of certain liabilities of Boston Towne Press, Inc. by and among Boston Towne Press, Inc., John R. Henesey, Jr., Cunningham Graphics International, Inc. and BTP Acquisition Corp.

10.30 Employment Agreement dated as of February 17, 1999 between BTP Acquisition Corp. and John R. Henesey Jr.

21        Subsidiaries of the Company

23        Consent of Ernst & Young LLP

24        Power of attorney

27        Financial Data Schedule