Form 10-Q
period 1999-03-31
CUNNINGHAM GRAPHICS INTERNATIONAL INC
filed 1999-05-14
CIK 1053949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1999

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X] No [_]

The number of shares of Common Stock, no par value, of the Registrant outstanding at May 10, 1999 was 5,703,216

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                      INDEX

                                                                                               Page
                                                                                               ----
Part I -- Financial Information

          Item 1 -- Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of December 31, 1998
              and, March 31, 1999...........................................................     1

            Condensed Consolidated Statements of Income for the Three Months
              Ended March 31, 1998 and 1999.................................................     2

            Condensed Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1998 and 1999.................................................     3

            Notes to Condensed Consolidated Financial Statements - March 31, 1999...........     4

          Item 2 -- Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................     8

Part II -- Other Information

          Item 2 -- Changes in Securities and Use of Proceeds ..............................    16

          Item 6 -- Exhibits and Reports on Form 8-K .......................................    19

                (a) Exhibits

                      Exhibit 27 - Financial Data Schedule

                (b) Reports on Form 8-K

                          Part I. FINANCIAL INFORMATION
                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                               December 31,     March 31
                                                                  1998           1999
                                                               ------------   -----------
                                                                (Note 1)      (Unaudited)
Assets
Current assets:
    Cash and cash equivalents ...........................        $ 2,179        $ 1,064
    Accounts receivable .................................          9,199         13,489
    Inventories .........................................          1,301          1,518
    Prepaid expenses and other current assets ...........            383            700
    Deferred income taxes ...............................            520            313
                                                                 -------        -------
Total current assets ....................................         13,582         17,084
Cash held for acquisitions and building addition ........          9,700          1,489
Property and equipment - net ............................          8,652         20,640
Goodwill - net ..........................................         10,795         26,184
Other assets ............................................            860            181
                                                                 -------        -------
                                                                 $43,589        $65,578
                                                                 =======        =======

Liabilities and stockholders' equity
   Current liabilities:
    Current portion of long-term debt ...................        $   419        $   525
    Revolving lines of credit ...........................            580            755
    Current portion of obligations under capital leases .            493            718
    Accounts payable ....................................          3,102          3,674
    Accrued expenses ....................................          3,504          4,737
                                                                 -------        -------
Total current liabilities ...............................          8,098         10,409
Long-term debt - net of current portion .................            769          4,071
Revolving line of credit - net of current portion .......             --          7,877
Obligations under capital leases - net of current portion          1,216          1,460
Deferred income taxes ...................................            932          1,611
Other liabilities .......................................             64             47

Commitments and contingencies

Stockholders' equity:
    Preferred stock, no par value, 10,000,000 authorized,
       none issued ......................................             --             --
    Common stock, no par value, 30,000,000 authorized,
       5,703,216 issued and outstanding .................         29,395         35,577
    Accumulated other comprehensive income ..............              1             17
    Retained earnings ...................................          3,114          4,509
                                                                 -------        -------
Total stockholders' equity ..............................         32,510         40,103
                                                                 -------        -------
                                                                 $43,589        $65,578
                                                                 =======        =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     1998               1999
                                                 -----------        -----------
Net sales ...............................        $    10,850        $    18,301
Operating expenses:
    Costs of production .................              8,124             12,251
    Selling, general and administration .              1,601              2,965
    Depreciation and amortization .......                183                762
                                                 -----------        -----------
                                                       9,908             15,978
Income from operations ..................                942              2,323
    Interest expense ....................                (60)               (42)
    Other income ........................                  7                 13
                                                 -----------        -----------
Income before income taxes ..............                889              2,294
    Provision for income taxes ..........                 73                899
                                                 -----------        -----------
Net income ..............................        $       816        $     1,395
                                                 ===========        ===========

Pro Forma Data:
Income before income taxes ..............        $       889
    Pro forma provision for income taxes                 364
                                                 -----------
Pro forma net income ....................        $       525
                                                 ===========
Pro forma earnings per share ............        $      0.18
                                                 ===========
Pro forma shares outstanding ............          2,964,492
                                                 ===========
Earnings per common share:
    Basic ...............................                           $      0.25
                                                                    ===========
    Diluted .............................                           $      0.25
                                                                    ===========

Weighted average number of common shares:
    Basic ...............................                             5,645,696
                                                                    ===========
    Diluted .............................                             5,676,985
                                                                    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   -------------------------
                                                                                     1998             1999
                                                                                   --------         --------
Cash flows from operating activities
Net income ................................................................        $    816         $  1,395
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization .........................................             183              762
    Gain on sale of equipment .............................................              --                5
    Deferred income taxes .................................................              --                1
Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable ...................................................             233           (1,393)
    Inventory .............................................................              17               19
    Prepaid expenses and other assets .....................................              34              (30)
    Other assets ..........................................................            (476)             220
    Advance to officers ...................................................             (15)              --
    Accounts payable ......................................................            (470)          (1,571)
    Accrued expenses ......................................................             885              951
    Other liabilities .....................................................              --              (16)
                                                                                   --------         --------
Net cash provided by (used in) operating activities .......................           1,207              343
Cash flows from investing activities
    Acquisition of property and equipment .................................            (234)          (5,329)
    Acquisition of businesses, net of cash acquired .......................              --          (15,625)
                                                                                   --------         --------
Net cash used in investing activities .....................................            (234)         (20,954)
Cash flows from financing activities
    Net principal (payments) proceeds on revolving lines of credit ........            (300)           8,226
    Proceeds from long-term borrowings ....................................              --            3,425
    Principal payments on long-term borrowings ............................            (125)            (145)
    Principal payments on obligations under capital lease .................             (49)            (191)
                                                                                   --------         --------
Net cash (used in) provided by financing activities .......................            (474)          11,315
                                                                                   --------         --------
Effect of exchange rate changes on cash and cash equivalents ..............              --              (30)
                                                                                   --------         --------
Net increase (decrease)  in cash and cash equivalent ......................             499           (9,326)
Cash and cash equivalents, beginning of period ............................              67           11,879
                                                                                   --------         --------
Cash and cash equivalents, end of period ..................................        $    566         $  2,553
                                                                                   ========         ========
Supplemental disclosure of noncash investing and
    financing activities
Issuance of common stock in conjunction with the acquisition
    of Workable Company Limited and affiliates ............................        $     --         $  6,181
                                                                                   ========         ========
Acquisition of equipment under capital leases .............................        $     83         $     --
                                                                                   ========         ========
Debt assumed in business acquisitions .....................................        $     --         $    700
                                                                                   ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                (dollars in thousands, except per share amounts)


1.   Basis of Presentation

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

     The accompanying unaudited condensed consolidated financial statements include the accounts of Cunningham Graphics International, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial requirements.

     The Company has accounted for all business combinations under the purchase method of accounting. Under this method the purchase price is allocated to the assets and liabilities of the acquired enterprise as of the acquisition date based on their estimated respective fair values and, under certain circumstances, are subject to revision for a period not to exceed one year from the date of acquisition. In certain cases, the purchase price is subject to adjustment based upon the verification of financial position and results of operations of the acquired business as of a specified date. The results of operations of the acquired enterprises are included in the Company's consolidated financial statements for the period subsequent to the acquisitions. All goodwill generated from the business combinations is being amortized over 40 years.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   Pro forma Income Taxes

     Through April 22, 1998, the Company and its shareholders had elected to be taxed as an S corporation pursuant to the Internal Revenue Code and certain state and local tax regulations. Therefore, with regard to the Company's actual results through March 31, 1998, no provision has been made in the accompanying financial statements for federal and certain state and local income taxes, since such income taxes were the liability of the Predecessor's stockholders.

     As a result of the Reorganization the Company's S corporation election terminated on April 22, 1998 and the Company is subject to federal and additional state income taxes.

     The accompanying condensed consolidated statement of operations for the three months ended March 31, 1998 include a provision for income taxes on an unaudited pro forma basis as if the Company had been a C corporation subject to applicable federal and state income taxes during the entire period presented.

3.   Pro Forma Earnings Per Share

     Pro forma earnings per share for the three months ended March 31, 1998 is computed using pro forma net income and pro forma shares outstanding of 2,964,492 consisting of (i) the initial Cunningham Graphics International, Inc. founding share, (ii) 2,595,260 shares issued in the Reorganization and (iii) 369,231 shares, representing the value of the $4.8 million principal amount of notes issued in the Reorganization at the offering price of $13.00 per share.

4.   Acquisitions

Acquisition of Workable Company Limited and Affiliates (Collectively "Workable")

     On January 13, 1999, the Company acquired all of the issued and outstanding capital stock of Workable Company Limited, a Hong Kong corporation. In addition, the Company acquired from the selling shareholders the 60% of the outstanding capital stock of Plainduty Limited, a Hong Kong corporation, which was not owned directly by Workable. Workable also has a wholly-owned subsidiary in Singapore. Workable is a full service printing company.

     The aggregate purchase price, including all direct costs was $13,251, which was comprised of the following: (i) 398,216 shares of Common Stock, valued at
15.52 per share, (ii) cash in the amount of $6,371, and (iii) the Company assumed $700 of indebtedness. The Company utilized proceeds from its initial public offering of Common Stock to fund the cash portion of the purchase price. Under the terms of the purchase agreement, the Company may be required to pay to the Sellers up to an additional $3,800, depending upon the earnings, as defined, of Workable during the years 1999 through 2001. Any additional amounts paid under the terms of the purchase agreement will be recorded as goodwill. The cost of the acquisition exceeded the fair value of the acquired net assets by $7,782 and has been recorded as goodwill.

Acquisition of Boston Towne Press

     On February 16, 1999, the Company acquired the business, substantially all of the assets and assumed certain liabilities of Boston Towne Press, Inc. ("Boston Towne Press"), a high quality commercial printer. The aggregate purchase price, including all direct costs was $5,581, and was paid in cash and partially funded by the utilization of $3,400 of the revolving line of credit. Under the terms of the purchase agreement, the Company may be required to pay the seller up to an additional $715, depending upon the earnings of Boston Towne Press during the years 1999 and 2000. Any additional amounts paid under the terms of the purchase agreement will be recorded as goodwill. The cost of the acquisition exceeded the fair value of the acquired net assets by $3,667 and has been recorded as goodwill.

Acquisition of Griffin House Graphics Limited

     On March 16, 1999, the Company acquired all of the issued and outstanding capital stock of Griffin House Graphics Limited and affiliates, Canadian corporations ("Griffin House Graphics"). The aggregate purchase price, including all direct costs, was $5,343, and was paid in cash and funded by the utilization of the revolving line of credit. Under the terms of the purchase agreement, the Company may be required to pay the seller up to an additional $1,720 depending upon the earnings of Griffin House Graphics during the years 1999 and 2000. Any additional amounts paid under the terms of the purchase agreement will be recorded as goodwill. The cost of the acquisition exceeded the fair value of the acquired net assets by $4,062 and has been recorded as goodwill. Griffin House Graphics is a commercial printer.

     The pro forma unaudited results of operations for the three months ended March 31, 1998 and 1999, assuming the Reorganization, the consummation of the purchases and issuance of the common stock as of January 1, 1998, are as follows:

                                              Three Months Ended March 31
                                             ------------------------------
                                                1998                1999
                                             ----------          ----------

     Net sales                               $   15,552          $   20,236
     Net income                                   1,103               1,646
     Per share data:
          Basic earnings                           0.33                0.29
          Diluted earnings                         0.33                0.29

5.   Acquisition of Real Estate

     On February 3, 1999, the Company purchased a 150,000 square foot building located in Jersey City, New Jersey for approximately $5,500. The Company obtained a mortgage loan for $7,400 through its existing bank to finance the purchase of the building and to make necessary improvements. The acquired building will replace the Company's current Jersey City and midtown New York City facilities. The Company anticipates completing the move to the new building during the third quarter of 1999. The Company does not anticipate its remaining lease obligations on its current lease facilities will be significant at the date it vacates the properties. However any unutilized obligations will be charged to operations when the property is vacated.

     The Company also has contracted with the sellers of the building, for the acquisition of an unimproved parcel of land adjacent to the building, for a purchase price of $975. The closing of such transaction is contingent upon the completion of certain environmental remediation to the satisfaction of the Company and the New Jersey Department of Environmental Protection.

The Company has borrowed $3,425 under the mortgage loan. The remaining $3,975 will be borrowed as the improvements on the building are completed and upon the completion of the environmental remediation on the parcel of land adjacent to the building.

6.   Segment and Geographic Information

     The Company's single business segment is the production and distribution of time-sensitive analytical research marketing materials, commercial printing, digital printing, outsourcing services and on providing on-demand printing services.

     All of the Company's financial results prior to April 27, 1998, the date of the acquisition, of Roda Limited an English corporation ("Roda"), were from U.S. operations only, accordingly segment information for the quarter ended March 31, 1998 has not been presented. The following table presents financial information based on the Company's geographic segments for the three months ended March 31, 1999 (dollars in thousands):

                                                     Income
                                                      from       Identifiable
                                     Net Sales     Operations       Assets
                                     ---------     ----------       ------
     United States                    $13,082        $ 1,472        $50,146
     United Kingdom                     3,026            413          3,413
     Hong Kong and Singapore            2,024            408          5,927
     Canada                               169             30          6,092
                                      =======        =======        =======
     Total                            $18,301        $ 2,323        $65,578
                                      =======        =======        =======

7.   Comprehensive Income

     Total comprehensive income was $816 and $1,411 for the three months ended March 31, 1998 and 1999, respectively.

8.   Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                                       March 31, 1998    March 31, 1999
                                                                                       --------------    --------------
                                                                                        (pro forma)
     Numerator:
       Net income for basic and diluted earnings per share                              $       525        $    1,395
                                                                                        ===========        ==========

     Denominator
       Denominator for basic earnings per share - weighted average common shares          2,946,492         5,645,696
       Effect of dilutive securities - employee stock options                                    --            31,289
                                                                                        ===========        ==========
       Denominator for diluted earnings per share- adjusted weighted average
         common shares and assumed conversion                                             2,964,492         5,676,985
                                                                                        ===========        ==========

     Basic earnings per common share                                                    $      0.18        $     0.25
                                                                                        ===========        ==========
     Diluted earnings per common share                                                  $      0.18        $     0.25
                                                                                        ===========        ==========

Item 2. Management's Discussion and Analysis and Analysis of Financial Conditions of Operations.

     The following discussion contains forward-looking information. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of the Company to maintain or improve its operating results or execute its primary growth strategy of acquiring additional printing businesses. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

     The Company, headquartered in Jersey City, New Jersey, provides a wide range of graphic communications services to financial institutions and corporations, focusing on printing and distributing time-sensitive analytical research and marketing materials, commercial printing, digital printing, outsourcing services to a blue-chip client base in the financial services, insurance and publishing industries and on providing on-demand printing services. The Company operates in select international markets through its facilities in the United States, the United Kingdom, Canada, Hong Kong and Singapore. The Company is a major producer of financial research reports and provides services, on a non-exclusive basis, to a variety of major international investment banking firms.

     The sales of the Company are derived from, graphic communications services provided by the Company including digital communications, document management, offset printing, digital printing, data output, bindery, fulfillment services, mailing services and outsource services. The Company prints brochures, booklets, confirmations of trade, client statements and adhesive books to meet the daily, weekly and monthly needs of its customers. To facilitate the rapid distribution of documents globally, the Company has designed and implemented the World Research Link(TM), an array of electronic data communication networks linking each of the Company's facilities with its major customers. To date, the Company has established extensive non-exclusive client relationships with leading companies in the financial services, insurance and publishing industries, providing certain of the printing and graphic communication needs of Credit Suisse First Boston Corporation, Deutsche Morgan Grenfell, Goldman, Sachs & Co., Painewebber Inc., Lehman Brothers Inc., Merrill Lynch & Co., Inc., The Prudential Insurance Company of America, Empire Blue Cross/Blue Shield, New York Life Insurance Company, and The McGraw-Hill Company, among others.

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

Results of Operations

     The following tables set forth certain items from the Company's Statements of Income as a percentage of net sales for the periods indicated:

                                              Three Months Ended March 31
                                              ---------------------------
                                                  1998           1999
                                                 -----          -----
Net sales                                        100.0%         100.0%
     Costs of production                          74.9           66.9
     Selling, general and administrative          14.7           16.2
     Depreciation and amortization                 1.7            4.2
                                                 -----          -----
Income from operations                             8.7           12.7
     Interest expense                             (0.6)          (0.2)
     Other income                                  0.1            0.0
                                                 -----          -----
Income before income taxes                         8.2           12.5
     Provision for income taxes                    0.7            4.9
                                                 -----          -----
Net income                                         7.5%           7.6%
                                                 =====          =====
Pro Forma Data:
Income before income taxes                         8.2%
     Pro forma provision for income taxes          3.4
                                                 =====
Pro forma net income                               4.8%
                                                 =====

     Acquisitions in 1998 and 1999 are the primary causes of the increases in revenues and expenses since March 31, 1998. Each of the Company's acquisitions in fiscal 1998 and 1999 have been accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods.

     The following table sets forth the Company's 1998 and 1999 acquisitions (collectively the "1998/99 Acquired Businesses") and indicates the period in which each business was acquired.

     1998 Acquisitions:
            Roda Limited                                           April 1998

     1999 Acquisitions:
            Workable Company Limited and Affiliates                January 1999
            Boston Towne Press, Inc                                February 1999
            Griffin House Graphics Limited and Affiliates          March 1999

Three months ended March 31, 1999 compared with three months ended March 31,
1998

     Net sales. The Company reported net sales of $18.3 million for the three months ended March 31, 1999 compared to $10.9 million for the same period in 1998, an increase of $7.4 million or 67.9%. This increase is due to the addition of the 1998/1999 Acquired Businesses and internal growth of approximately 15% for the Company's existing business. The internal growth resulted primarily from the increase in business from existing customers and the assimilation of certain in-house printing operations of third-party businesses.

     Costs of production. Costs of production were $12.3 million for the three months ended March 31, 1999, as compared to $8.1 million for the same period in 1998, an increase of $4.2 million or 51.9%. Costs of production were approximately 66.9% of net sales for the three months ended March 31, 1999, compared to 74.9% for the same period in 1998. The reduction of costs of production as a percentage of net sales was attributable to the inclusion of lower percentage costs of production for the 1998/99 Acquired Businesses and certain improvements and benefits resulting from the fixed nature of certain costs in the domestic operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.0 million for the three months ended March 31, 1999, as compared to $1.6 million for the same period in 1998, an increase of $1.4 million or 87.5%. Selling, general and administrative expenses were 16.2 % of net sales for the three months ended March 31, 1999 compared to 14.7% for the same period in 1998. This increase is due to the addition of the 1998/99 Acquired Businesses and an increase in the corporate infrastructure to manage the Company's accelerated acquisition program and internal growth.

     Depreciation and amortization: Depreciation and amortization expenses were $762,000 for the three months ended March 31, 1999, as compared to $183,000 for the same period in 1998, an increase of $579,000, or 316.3%. This increase is due to the addition of the depreciation expense from the 1998/99 Acquired Businesses and the increase in goodwill amortization.

     Provision for income taxes. On April 22, 1998 the Company converted from an S corporation to a C corporation for tax purposes (the "Conversion") in conjunction with a reorganization. For comparative purposes pro forma provision for income taxes was calculated as if the conversion had occurred on January 1, 1998. The provision for income taxes was $899,000 for the three months ended March 31, 1999, as compared to the pro forma provision for income taxes of $364,000 for the same period in 1998. As a percentage of income before taxes the tax rate was 39.1% for the three months ended March 31, 1999 and 40.9% for the same period in 1998. The decrease is the result of the inclusion of 1998/99 Business Acquisitions, which generally have lower tax rates offset by nondeductible goodwill.

     Net income. Net income was $1.4 million or $0.25 per share on a diluted basis with 5,676,985 weighted average common shares outstanding for the quarter ended March 31, 1999 compared to pro forma net income of $525,000 or $0.18 per share on a diluted basis with 2,964,492 weighted average common shares outstanding for the same period of the previous year.

Liquidity and Capital Resources

     The Company's primary uses of cash are for business acquisitions, acquisition of property and equipment and payments on long-term debt assumed in connection with certain acquisitions or incurred to finance certain equipment purchases or assumed in connection with certain acquisitions. Cash utilized to complete acquisitions, net of cash acquired, totaled $15.6 million for the three months ended March 31, 1999. Cash utilized for the acquisition of property and equipment, was $5.3 million for the three months ended March 31, 1999. Payments on long-term debt totaled $336,000 for the three months ended March 31, 1999.

     Net cash used in operating activities was $632,000 for the three months ended March 31, 1999.


     The Company has a $30.0 million revolving line of credit facility with a bank. The revolving line of credit may be used for acquisitions and includes sub-limits of $5.0 million for the purchase of equipment and $7.5 million for working capital. The facility has a term of three years through July 9, 2001 and has annual extension options. The revolving line of credit contains certain covenants that include, among other things, limitations on the disposition of material amounts of assets and the incurrence of additional indebtedness. In addition certain financial covenants, as to minimum net worth, maximum leverage and debt coverage ratios must be maintained. These covenants may restrict the ability of the Company to pay dividends on the Common Stock, although the Company does not have the intention of paying dividends for the foreseeable future. As of May 10, 1999, approximately $17.5 million remained available for borrowing under the line of credit subject to the sub-limits stated above. The amount available for borrowing is net of $3.8 million in standby letters of credit.

     Roda has a credit facility consisting of a $2.0 million ((pound)1.2 million) term loan and a $750,000 ((pound)450,000) revolving line of credit. The line of credit is reviewed by the bank annually for renewal, but is payable on demand. The debt is collateralized by substantially all of Roda's assets. As of May 10, 1999, approximately $1.1 million ((pound)643,000) was outstanding under the term loan and $350,000 ((pound)213,000) was outstanding on the revolving line of credit. The term loan is payable in equal monthly installments through October 20, 2001.

     On February 3, 1999, the Company purchased a 150,000 square foot building located in Jersey City, New Jersey for approximately $5,500. The Company obtained a mortgage loan for $7,400 through its existing bank to finance the purchase of the building and to make necessary improvements. As of May 10, 1999 $4.4 million is outstanding on the mortgage loan.

In connection with the business acquisitions, the Company assumed $700,000 of debt.

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

Domestic and England Locations

     In order to address the Year 2000 Issue, the Company was required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modification and replacement of existing software and certain hardware, the Year 2000 Issue will be mitigated. However, if testing of such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and production and manufacturing systems. The Company prints and distributes time-sensitive analytical research and marketing materials, and accordingly does not have any exposure as it relates to the products being sold. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

     For its information technology exposure, to date the Company has received the upgrade from its software manufacturer and has completed the upgrade. The Company is currently testing the software upgrades. Completion of the testing phase for all significant systems is expected to be complete by June 30, 1999, with all remediated systems fully tested and implemented by September 30, 1999, with 100% completion targeted for September 30, 1999.

     The Company is currently in the process of assessing its operating equipment and believes there is minimal risk with regards to the Year 2000 Issue. As such, the Company is 90% complete in the remediation and testing phase of its operating equipment and is expected to be completed by June 30, 1999.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000.

     The Company has had communications with all of its significant customers to determine the extent to which the Company's interface systems are vulnerable to any failure by third parties. The Company believes that its significant customers are addressing the issues and will timely adjust their systems.

     The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Costs of the Year 2000 Issue

     The cost of the upgrade to the Company is included in its maintenance contract with its software vendor and will not have a material impact on the Company's future financial results. The Company also believes that the miscellaneous hardware required to be purchased to become year 2000 compliant is not material.

Other Foreign Locations

     As more fully described in the notes to the financial statements, the Company has acquired three foreign locations in the past four months. Management of the subsidiaries have represented to the Company that they have established plans to resolve the Year 2000 Issue timely. Based on the Company's initial assessment of the Year 2000 Issue at the acquired businesses, management believes that the acquired businesses all have established year 2000 plans and will all be year 2000 compliant by September 30, 1999.

Risks of the Year 2000

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

                            PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     (c) On January 13, 1999, the Company issued 398,216 shares of its common stock, valued at $15.52 per share, as part of the purchase price for the acquisition of Workable. The shares were issued in the name of Hacienda Resources Limited, a British Virgin Islands corporation formed by the selling shareholders of Workable. No underwriters were involved nor were any commissions paid in connection with such transaction. The Company relied on Section 4(2) of the Securities Act in making the foregoing private placement. No offer was made to any person other than the selling shareholders of Workable.

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

     The net proceeds of the Offering after deducting expenses was $29,337,700, all of which has been expended to date, as follows:

     (A)  Acquisition of ordinary share capital
          of Roda Limited, an English corporation
          ("Roda"):                                                 $ 4,103,148

     (B)  Acquisition of preference share capital
          of Roda:                                                  $ 1,830,745

     (C)  Advance to Roda for repayment of
          indebtedness:                                             $ 1,429,305

     (D)  Acquisition cost associated with Roda                     $   166,000

     (E)  Payment of indebtedness due to
          stockholders of the Company prior to
          the offering:                                             $ 4,800,000

     (F)  Payment of indebtedness to bank:                          $ 2,200,000

     (G)  Payment of trade creditors to take
          advantage of discounts:                                   $ 2,162,391

     (H)  Equipment purchases                                       $ 4,615,000

     (I)  Acquisition of Workable                                   $ 6,347,000

     (J)  Acquisition of Boston Towne Press                         $ 1,684,111
                                                                    -----------
               TOTAL                                                $29,337,700
                                                                    ===========

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          (1) Form 8-K, filed January 25, 1999 in connection with the press release announcing the completion of the acquisition of Workable Company Limited and affiliates.

          (2) Form 8-K, filed February 9, 1999 in connection with the press release announcing the purchase of the property and improvements commonly known as 5 Burma Road, Jersey City, New Jersey.

          (3) Form 8-K, filed February 23, 1999 in connection with the press release announcing the completion of the acquisition of Boston Town Press, Inc.

          (4) Form 8-K, filed March 26, 1999 in connection with the press release announcing the completion of the acquisition of Griffin House Graphics Limited and affiliate.

          (5) Form 8-K/A, filed March 29, 1999 amending and supplementing with the inclusion of financial statements and pro forma financial information (i) the Form 8-K dated January 13, 1999 filed with the Securities and Exchange Commission (the "SEC") on January 25, 1999 relating to the acquisition of Workable Company Limited and affiliates and (ii) the Form 8-K dated February 17, 1999 filed with the SEC on February 23, 1999 relating to the acquisition by the Company of Boston Towne Press, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        Cunningham Graphics International, Inc.
                                                   (Registrant)


Dated: May 14, 1999                     By:  /s/  Robert M. Okin
                                             ---------------------------
                                                  Name: Robert M. Okin
                                                  Title: Senior Vice President
                                                  and Chief Financial Officer