Form 10-Q
period 1999-06-30
CUNNINGHAM GRAPHICS INTERNATIONAL INC
filed 1999-08-16
CIK 1053949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 1999

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


                                  5 Burma Road
                                 Jersey City, NJ
                    (Address of principal executive offices)
                                      07305
                                   (Zip Code)

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

                 Yes [ X ]  No [  ]

The number of shares of Common Stock, no par value, of the Registrant outstanding at August 12, 1999 was 5,703,216.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 1999
                                      INDEX

                                                                                    Page
                                                                                    ----
Part I -- Financial Information
       Item 1 -- Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 1998
              and June 30, 1999.................................................        1

           Condensed Consolidated Statements of Income for the Three Months
              and Six Months Ended June 30, 1998 and 1999.......................        2

           Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1998 and 1999...........................        3

           Notes to Condensed Consolidated Financial Statements - June 30, 1999.        4

       Item 2 -- Management's Discussion and Analysis of Financial Condition
       and Results of Operations................................................       11

       Item 3 -- Quantitative and Qualitative Disclosure of Market Risk.........       19


Part II -- Other Information

        Item 4 -- Submission of Matters to a Vote of Securtiy Holders...........       20

        Item 6 -- Exhibits and Reports on Form 8-K..............................       21
              (a) Exhibits
                   Exhibit 27 - Financial Data Schedule


              (b) Reports on Form 8-K

                          Part I. FINANCIAL INFORMATION
                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                         December 31,  June 30,
                                                                             1998       1999
                                                                           --------   --------
                                                                           (Note 1)  (Unaudited)
Assets
Current assets:
    Cash and cash equivalents ..........................................   $  2,179   $  2,874
    Accounts receivable ................................................      9,199     17,294
    Inventories ........................................................      1,301      2,354
    Prepaid expenses and other current assets ..........................        383        999
    Deferred income taxes ..............................................        520        541
                                                                           --------   --------
Total current assets ...................................................     13,582     24,062
Cash held for acquisitions and building addition .......................      9,700         --
Property and equipment - net ...........................................      8,652     28,013
Goodwill - net .........................................................     10,795     33,497
Other assets ...........................................................        860      1,122
                                                                           --------   --------
                                                                           $ 43,589   $ 86,694
                                                                           ========   ========

Liabilities and stockholders' equity
Current liabilities:
    Current portion of long-term debt ..................................   $     41   $  1,215
    Revolving lines of credit ..........................................        580      1,037
    Current portion of obligations under capital leases ................        493      1,526
    Accounts payable ...................................................      3,102      8,302
    Accrued expenses ...................................................      3,504      7,447
                                                                           --------   --------
Total current liabilities ..............................................      8,098     19,527
Long-term debt - net of current portion ................................        769      3,958
Revolving line of credit - net of current portion ......................         --     17,034
Obligations under capital leases - net of current portion ..............      1,216      2,915
Deferred income taxes ..................................................        932      2,193
Other liabilities ......................................................         64         73

Commitments and contingencies

Stockholders' equity:
    Preferred stock, no par value, 10,000,000 authorized,
       none issued .....................................................         --         --
    Common stock, no par value, 30,000,000 authorized, 5,305,000 and
        5,703,216 issued and outstanding for 1998 and 1999, respectively     29,395     35,637
    Accumulated other comprehensive income (loss) ......................          1       (242)
    Retained earnings ..................................................      3,114      5,599
                                                                           --------   --------
Total stockholders' equity .............................................     32,510     40,994
                                                                           --------   --------
                                                                           $ 43,589   $ 86,694
                                                                           ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

               CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (in thousands, except shares and per share amounts)
                             (Unaudited)

                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                            -------------------------    -------------------------
                                               1998          1999           1998          1999
                                            -----------   -----------    -----------   -----------
Net sales ...............................   $    13,080   $    22,562    $    23,930   $    40,864
Operating expenses:
    Costs of production .................         9,349        14,932         17,473        27,183
    Selling, general and administration .         1,890         3,856          3,491         6,821
    Non-recurring moving costs ..........            --           840             --           840
    Depreciation and amortization .......           283           881            466         1,643
                                            -----------   -----------    -----------   -----------
                                                 11,522        20,509         21,430        36,487
Income from operations ..................         1,558         2,053          2,500         4,377
    Interest income (expense) ...........            18          (267)            42)         (310)
    Other income ........................            12            15             19            28
                                            -----------   -----------    -----------   -----------
Income before income taxes ..............         1,588         1,801          2,477         4,095
    Provision for income taxes ..........           724           711            797         1,610
                                            -----------   -----------    -----------   -----------
Net income ..............................   $       864   $     1,090    $     1,680   $     2,485
                                            ===========   ===========    ===========   ===========

Pro Forma Data:
Income before income taxes ..............   $     1,588                  $     2,477
    Pro forma provision for income taxes            753                        1,117
                                            -----------                  -----------
Pro forma net income ....................   $       835                  $     1,360
                                            ===========                  ===========

Pro forma earnings per share:
    Basic ...............................   $      0.17                  $      0.35
                                            ===========                  ===========
    Diluted .............................   $      0.17                  $      0.35
                                            ===========                  ===========
Pro forma shares outstanding
    Basic ...............................     4,757,190                    3,865,793
                                            ===========                  ===========
    Diluted .............................     4,822,418                    3,898,587
                                            ===========                  ===========

Earnings per common share:
    Basic ...............................                 $      0.19                  $      0.44
                                                          ===========                  ===========
    Diluted .............................                 $      0.19                  $      0.44
                                                          ===========                  ===========

Weighted average number of common shares:
    Basic ...............................                   5,703 216                    5,674,615
                                                          ===========                  ===========
    Diluted .............................                   5,740,326                    5,711,188
                                                          ===========                  ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     Six Months Ended June 30, 1998 and 1999
                                 (in thousands)
                                   (Unaudited)

                                                                                1998        1999
                                                                              --------    --------
Cash flows from operating activities
Net income ................................................................   $  1,680    $  2,485
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization .........................................        466       1,643
    Deferred income taxes .................................................        154          (4)
Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable ...................................................     (1,334)     (1,499)
    Inventory .............................................................       (176)       (396)
    Prepaid expenses and other assets .....................................       (501         (74)
    Other assets ..........................................................        271        (409)
    Advance to officers ...................................................        136          --
    Accounts payable ......................................................       (905)        674
    Accrued expenses ......................................................      1,275       1,736
    Other liabilities .....................................................         --         (76)
                                                                              --------    --------
Net cash provided by operating activities .................................      1,066       4,080
Cash flows from investing activities
    Acquisition of property and equipment .................................     (1,532)     (7,844)
    Acquisition of businesses, net of cash acquired .......................     (6,127)    (25,581)
                                                                              --------    --------
Net cash used in investing activities .....................................     (7,659)    (33,425)
Cash flows from financing activities
    Net proceeds from sale of common stock ................................     29,426          --
    Net (payments) proceeds on revolving lines of credit ..................        (70)     17,673
    Proceeds from long-term borrowings ....................................         --       3,425
    Principal payments on long-term borrowings ............................     (2,716)       (218)
    Principal payments on obligations under capital lease .................       (188)       (417)
    Distributions to stockholders .........................................     (6,189)         --
                                                                              --------    --------
Net cash provided by financing activities .................................     20,263      20,463
Effect of exchange rate changes on cash and cash equivalents ..............         --        (123)
                                                                              --------    --------
Net increase (decrease)  in cash and cash equivalents .....................     13,670      (9,005)
Cash and cash equivalents, beginning of period ............................         67      11,879
                                                                              --------    --------
Cash and cash equivalents, end of period ..................................   $ 13,737    $  2,874
                                                                              ========    ========
Supplemental disclosure of noncash investing and
    financing activities
Issuance of common stock in conjunction with the acquisition
    of Workable Company Limited and affiliates ............................   $     --    $  6,181
                                                                              ========    ========
Acquisition of equipment under capital leases .............................   $    967    $     --
                                                                              ========    ========
Debt assumed in business acquisitions .....................................   $     --    $  4,692
                                                                              ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (dollars in thousands, except per share amounts)


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

     The accompanying unaudited condensed consolidated financial statements include the accounts of Cunningham Graphics International, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

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

2.   Pro forma Income Taxes

     Through April 22, 1998, the Company and its shareholders had elected to be taxed as an S corporation pursuant to the Internal Revenue Code and certain state and local tax regulations. Therefore, with regard to the Company's actual results from January 1, 1998 through April 22, 1998, no provision has been made in the accompanying financial statements for federal and certain state and local income taxes, since such income taxes were the liability of the Predecessor's stockholders.

     As a result of the Reorganization the Company's S corporation election terminated on April 22, 1998 and the Company is subject to federal and additional state income taxes.

     The accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 1998 include a provision for income taxes on an unaudited pro forma basis as if the Company had been a C corporation subject to applicable federal and state income taxes during the period January 1, 1998 through April 22, 1998.

3.   Acquisitions

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

     The aggregate purchase price, including all direct costs was $13,251, which was comprised of the following: (i) 398,216 shares of Common Stock, valued at
15.52 per share, (ii) cash in the amount of $6,371, and (iii) the Company assumed $700 of indebtedness. The Company utilized proceeds from its initial public offering of Common Stock to fund the cash portion of the purchase price. Under the terms of the purchase agreement, the Company may be required to pay to the Sellers up to an additional $3,800, depending upon the earnings, as defined, of Workable during the years 1999 through 2001. Any additional amounts paid under the terms of the purchase agreement will be recorded as goodwill. The cost of the acquisition exceeded the fair value of the acquired net assets by $7,798 and has been recorded as goodwill.

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

Acquisition of Venus Holdings Limited

     On June 21, 1999, the Company acquired all of the issued and outstanding capital stock of Venus Holdings Limited and its wholly owned subsidiaries, Apollo UK Limited and Artemis Colour Limited, located in London, England ("Apollo). Apollo is a commercial printer. The aggregate purchase price, including all direct costs, was $6,304, and was paid in cash and funded by the utilization of the revolving line of credit. Under the terms of the purchase agreement, the Company may be required to pay the seller up to an additional $900 depending upon the earnings of Apollo during the years 2000 and 2001. Any additional amounts paid under the terms of the purchase agreement will be recorded as goodwill. The cost of the acquisition exceeded the fair value of the acquired net assets by $4,056 and has been recorded as goodwill. Apollo is a commercial printer.

Other Acquisitions

     In addition to the acquisitions described above, the Company completed the following acquisitions during the six months ended June 30, 1999:

                       Company                  Primary Market                  Date
    ------------------------------------ ------------------------------ ---------------------
    Griffin House Graphics                  Toronto, Canada                March 16, 1999
    Goldhawk Reprographics Limited          London, England                April 1, 1999
    Bengal Graphics                         New York, New York             June 3, 1999


To complete the three above acquisitions, in the aggregate, the Company paid cash of $9,761 and assumed debt of the acquired businesses totaling $925. Under the terms of the purchase agreements, the Company may be required to pay the sellers up to an additional $4,171 depending upon the earnings of the acquired companies through 2002. The aggregate cost of the acquisitions exceeded the fair value of the acquired net assets by $6,976 and has been recorded as goodwill.

     The pro forma unaudited results of operations for the six months ended June 30, 1998 and 1999, assuming the Reorganization, the consummation of the acquisitions and issuance of the common stock as of January 1, 1998, are as follows:

                                                 Six Months Ended June 30
                                                ---------------------------
                                                   1998             1999
                                                ----------       ----------

     Net sales                                  $   36,073       $   51,566
     Net income                                      2,851            2,732
     Per share data:
          Basic earnings                              0.59             0.48
          Diluted earnings                            0.59             0.48

5.   Acquisition of Real Estate

On February 3, 1999, the Company purchased a 150,000 square foot building located in Jersey City, New Jersey for approximately $5,500. The Company obtained a mortgage loan for $7,400 through its existing bank to finance the purchase of the building and to make necessary improvements. The acquired building will replace the Company's current Jersey City and midtown New York City facilities. The Company anticipates completing the move to the new building during the third quarter of 1999. The Company does not anticipate its remaining lease obligations on its current lease facilities will be significant at the date it vacates the properties. However any remaining obligations will be charged to operations when the property is vacated.

The Company also has contracted with the sellers of the building, for the acquisition of an unimproved parcel of land adjacent to the building, for a purchase price of $975. The closing of such transaction is contingent upon the completion of certain environmental remediation to the satisfaction of the Company and the New Jersey Department of Environmental Protection.

The Company has borrowed $3,425 under the mortgage loan. Of the remaining $3,975, $1,584 was drawn down in August 1999, and the remainder will be utilized as the improvements on the building are completed and upon the completion of the environmental remediation on the parcel of land adjacent to the building.

In connection with the relocation of the facilities, the Company has provided for $840 ($493 after taxes) for non-recurring costs related to the move. The move is expected to be completed by October 31, 1999.

6.   Segment and Geographic Information

     The Company's single business segment is the production and distribution of time-sensitive analytical research marketing materials, commercial printing, digital printing, outsourcing services and on providing on-demand printing services.

     All of the Company's financial results prior to April 27, 1998, the date of the acquisition, of Roda Limited an English corporation ("Roda"), were from U.S. operations only. The following table presents financial information based on the Company's geographic segments for the three months and six months ended June 30, 1998 and 1999 (dollars in thousands):

                       For the Quarter Ended June 30, 1998

                                                      Income
                                                       from       Identifiable
                                       Net Sales    Operations       Assets
                                       ---------    ----------       ------

     United States                      $11,226       $ 1,216       $29,515
     United Kingdom                       1,854           342        14,074
                                        -------       -------       -------
     Total                              $13,080       $ 1,558       $43,589
                                        =======       =======       =======

                     For the Six Months Ended June 30, 1998

                                                      Income
                                                       from       Identifiable
                                       Net Sales    Operations       Assets
                                       ---------    ----------       ------

     United States                      $22,076       $ 2,158       $29,515
     United Kingdom                       1,854           342        14,074
                                        -------       -------       -------
     Total                              $23,930       $ 2,500       $43,589
                                        =======       =======       =======

                       For the Quarter Ended June 30, 1999

                                                      Income
                                                       from       Identifiable
                                       Net Sales    Operations       Assets
                                       ---------    ----------       ------

     United States                      $14,803       $   786       $41,539
     United Kingdom                       4,301           419        25,824
     Hong Kong and Singapore              2,226           410        13,930
     Canada                               1,232           438         5,401
                                        -------       -------       -------
     Total                              $22,562       $ 2,053       $86,694
                                        =======       =======       =======

                     For the Six Months Ended June 30, 1999

                                                      Income
                                                       from       Identifiable
                                       Net Sales    Operations       Assets
                                       ---------    ----------       ------

     United States                      $27,886       $ 2,259       $41,539
     United Kingdom                       7,327           832        25,824
     Hong Kong and Singapore              4,250           818        13,930
     Canada                               1,401           468         5,401
                                        -------       -------       -------
     Total                              $40,864       $ 4,377       $86,694
                                        =======       =======       =======

8.   Comprehensive Income

     Total comprehensive income was $876 and $831 for the three months ended June 30, 1998 and 1999, respectively, and $1,692 and $2,242 for the six months ended June 30, 1998 and 1999, respectively. Other comprehensive income is entirely related to foreign exchange differences.

9.   Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                 For the quarter ended           For the six months ended
                                                        June 30,                         June 30,
                                                 --------------------------      -------------------------
                                                    1998           1999             1998           1999
                                                 -----------    -----------      -----------    ----------
                                                 (Pro forma)                     (Pro forma)
Numerator:
   Net income for basic and diluted
      earnings per share                         $       835    $     1,090      $     1,360    $    2,485
                                                 ===========    ===========      ===========    ==========

Denominator
   Denominator for basic earnings per share
      - weighted average common shares             4,757,190      5,703,216        3,865,793     5,674,615
   Effect of dilutive securities - employee
      stock options                                   65,228         37,110           32,794        36,573
                                                 ===========    ===========      ===========    ==========
   Denominator for diluted earnings per
      share- adjusted weighted average
      common shares and assumed
      conversion                                   4,822,418      5,740,326        3,898,587     5,711,188
                                                 ===========    ===========      ===========    ==========

Basic earnings per common share                  $      0.17    $      0.19      $      0.35    $     0.44
                                                 ===========    ===========      ===========    ==========
Diluted earnings per common share                $      0.17    $      0.19      $      0.35    $     0.44
                                                 ===========    ===========      ===========    ==========

10.  Subsequent Events

Subsequent to June 30, 1999, the Company borrowed $6,500 on the revolving line of credit to acquire MVP Graphics, Inc. of Santa Fe Springs, CA and to purchase certain equipment from Merrill Lynch in conjunction with the signing of a contract to provide print services.

Item 2. Management's Discussion and Analysis and Analysis of Financial Conditions of Operations

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

Results of Operations

     The following tables set forth certain items from the Company's Statements of Income as a percentage of net sales for the periods indicated:

                                               Three Months Ended           Six Months Ended
                                                    June 30                     June 30
                                               -------------------        --------------------
                                                1998         1999          1998          1999
                                               -------------------        --------------------
Net sales                                       100.0%       100.0%        100.0%        100.0%
     Costs of production                         71.4         66.2          73.0          66.5
     Selling, general and administrative         14.5         17.1          14.6          16.7
     Non-recurring moving costs                                3.7                         2.1
     Depreciation and amortization                2.2          3.9           1.9           4.0
                                               -------------------        --------------------
Income from operations                           11.9          9.1          10.5          10.7
     Interest expense                             0.0         (1.2)         (0.0)         (0.7)
     Other income                                 0.0          0.0           0.0           0.0
                                               -------------------        --------------------
Income before income taxes                       12.1          7.9          10.3          10.0
     Provision for income taxes                   5.5          3.1           3.3           3.9
                                               -------------------        --------------------
Net income                                        6.6%         4.8%          7.0%          6.1%
                                               ===================        ====================

Pro Forma Data:
Income before income taxes                       12.1%                      10.3%
     Pro forma provision for income taxes         5.7                        4.6
                                               ------                     ------
Pro forma net income                              6.4%                       5.7%
                                               ======                     ======

     Acquisitions in 1998 and 1999 are the primary causes of the increases in revenues and expenses since June 30, 1998. Each of the Company's acquisitions in fiscal 1998 and 1999 have been accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods.

     The following table sets forth the Company's 1998 and 1999 acquisitions through June 30, 1999 (collectively the "1998/99 Acquired Businesses") and indicates the month in which each business was acquired.

1998 Acquisitions:
         Roda Limited                                           April 1998

1999 Acquisitions:
         Workable Company Limited and Affiliates                January 1999
         Boston Towne Press, Inc                                February 1999
         Griffin House Graphics Limited and Affiliates          March 1999
         Goldhawk Reprographics Limited and Affiliates          April 1999
         Bengal Graphics, Inc. and Affiliates                   June 1999
         Venus Holdings Limited and Affiliates                  June 1999

Three months ended June 30, 1999 compared with three months ended June 30, 1998

     Net sales. The Company reported net sales of $22.6 million for the three months ended June 30, 1999 compared to $13.1 million for the same period in 1998, an increase of $9.5 million or 72.5%. This increase is due to the addition of the 1998/1999 Acquired Businesses and internal growth of approximately 17% from the Company's existing customer base. The internal growth resulted primarily from the increase in business from existing customers and the assimilation of certain in-house printing operations of third-party businesses.

     Costs of production. Costs of production were $14.9 million for the three months ended June 30, 1999, as compared to $9.3 million for the same period in 1998, an increase of $5.6 million or 60.2%. Costs of production were approximately 66.2% of net sales for the three months ended June 30, 1999, compared to 71.4% for the same period in 1998. The reduction of costs of production as a percentage of net sales was attributable to the inclusion of lower percentage costs of production for the 1998/99 Acquired Businesses and certain improvements and benefits resulting from the fixed nature of certain costs in the existing operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.9 million for the three months ended June 30, 1999, as compared to $1.9 million for the same period in 1998, an increase of $2.0 million or 105.3%. Selling, general and administrative expenses were 17.1 % of net sales for the three months ended June 30, 1999 compared to 14.5% for the same period in 1998. This increase is due to the addition of the 1998/99 Acquired Businesses and an increase in the corporate infrastructure to manage the Company's accelerated acquisition program and internal growth.

     Non-recurring moving costs. The Company is in the process of relocating its New Jersey and certain Manhattan operations to a new 150,000 square foot facility in Jersey City, NJ. The Company has provided $840,000 ($493,000 after taxes) for non-recurring costs related to the move as of June 30, 1999. Before non-recurring moving related costs, net income for the second quarter increased 90% to $1.6 million, or $0.28 per diluted shared, compared to pro forma net income of $835,000, or $0.17 per diluted share, for the quarter ended June 30, 1998.

     Depreciation and amortization. Depreciation and amortization expenses were $881,000 for the three months ended June 30, 1999, as compared to $283,000 for the same period in 1998, an increase of $598,000, or 211.3%. This increase is due to the addition of the depreciation expense from the 1998/99 Acquired Businesses and the increase in goodwill amortization.

     Provision for income taxes. On April 22, 1998 the Company converted from an S corporation to a C corporation for tax purposes (the "Conversion") in conjunction with a reorganization. For comparative purposes pro forma provision for income taxes was calculated as if the conversion had occurred on January 1, 1998. The provision for income taxes was $711,000 for the three months ended June 30, 1999, as compared to the pro forma provision for income taxes of $753,000 for the same period in 1998. As a percentage of income before taxes the tax rate was 39.5% for the three months ended June 30, 1999 and 47.4% for the same period in 1998. The decrease is primarily the result of a special one-time income tax charge of $94,000 for the quarter ended June 30, 1998 attributable to the Conversion, coupled with the inclusion of the 1998/99 Business Acquisitions, which generally have lower tax rates offset by nondeductible goodwill.

     Net income. Net income was $1.1 million or $0.19 per share on a diluted basis with 5,740,326 weighted average common shares outstanding for the quarter ended June 30, 1999 compared to pro forma net income of $835,000 or $0.17 per share on a diluted basis with 4,822,418 weighted average common shares outstanding for the same period of the previous year.

Six months ended June 30, 1999 compared with six months ended June 30, 1998

     Net sales. The Company reported net sales of $40.9 million for the six months ended June 30, 1999 compared to $23.9 million for the same period in 1998, an increase of $17.0 million or 71.1%. This increase is due to the addition of the 1998/1999 Acquired Businesses and internal growth of approximately 16% from the Company's existing customer base. The internal growth resulted primarily from the increase in business from existing customers and the assimilation of certain in-house printing operations of third-party businesses.

     Costs of production. Costs of production were $27.2 million for the six months ended June 30, 1999, as compared to $17.5 million for the same period in 1998, an increase of $9.7 million or 55.4%. Costs of production were approximately 66.5% of net sales for the six months ended June 30, 1999, compared to 73.0% for the same period in 1998. The reduction of costs of production as a percentage of net sales was attributable to the inclusion of lower percentage costs of production for the 1998/99 Acquired Businesses and certain improvements and benefits resulting from the fixed nature of certain costs in the existing operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $6.8 million for the six months ended June 30, 1999, as compared to $3.5 million for the same period in 1998, an increase of $3.3 million or 94.3%. Selling, general and administrative expenses were 16.7 % of net sales for the six months ended June 30, 1999 compared to 14.6% for the same period in 1998. This increase is due to the addition of the 1998/99 Acquired Businesses and an increase in the corporate infrastructure to manage the Company's accelerated acquisition program and internal growth.

     Non-recurring moving costs. The Company is in the process of relocating its New Jersey and certain Manhattan operations to a new 150,000 square foot facility in Jersey City, NJ. The Company has provided $840,000 ($493,000 after taxes) for non-recurring costs related to the move as of June 30, 1999. Before non-recurring moving related costs, net income for the six month period increased 119% to $3.0 million, or $0.52 per diluted share, compared to pro forma net income of $1.4 million, or $0.35 per diluted share, for the six months ended June 30, 1998.

     Depreciation and amortization. Depreciation and amortization expenses were $1.6 million for the six months ended June 30, 1999, as compared to $466,000 for the same period in 1998, an increase of $1.2 million, or 257.5%. This increase is due to the addition of the depreciation expense from the 1998/99 Acquired Businesses and the increase in goodwill amortization.

     Provision for income taxes. On April 22, 1998 the Company converted from an S corporation to a C corporation for tax purposes (the "Conversion") in conjunction with a reorganization. For comparative purposes pro forma provision for income taxes was calculated as if the conversion had occurred on January 1, 1998. The provision for income taxes was $1.6 million for the six months ended June 30, 1999, as compared to the pro forma provision for income taxes of $1.1 million for the same period in 1998. As a percentage of income before taxes the tax rate was 39.3% for the six months ended June 30, 1999 and 45.1% for the same period in 1998. The decrease is primarily the result of a special one-time income tax charge of $94,000 for the quarter ended June 30, 1998 attributable to the Conversion, coupled with the inclusion of the 1998/99 Business Acquisitions, which generally have lower tax rates offset by nondeductible goodwill.

     Net income. Net income was $2.5 million or $0.44 per share on a diluted basis with 5,711,188 weighted average common shares outstanding for the six months ended June 30, 1999 compared to pro forma net income of $1.4 million or $0.35 per share on a diluted basis with 3,898,587 weighted average common shares outstanding for the same period of the previous year.

Liquidity and Capital Resources

     The Company's primary uses of cash are for business acquisitions, working capital, acquisition of property and equipment and payments on long-term debt assumed in connection with certain acquisitions or incurred to finance certain equipment purchases. Cash utilized to complete acquisitions, net of cash acquired, totaled $25.6 million for the six months ended June 30, 1999. Cash utilized for the acquisition of property and equipment, was $7.9 million for the six months ended June 30, 1999. Payments on long-term debt totaled $635,000 for the six months ended June 30, 1999.

     Net cash provided by operating activities was $4.0 million for the six months ended June 30, 1999.

     On February 3, 1999, the Company purchased a 150,000 square foot building located in Jersey City, New Jersey for approximately $5,500. The Company obtained a mortgage loan for $7,400 to finance the purchase of the land and building and to make necessary improvements. As of August 10, 1999 $5.0 million is outstanding on the mortgage loan.

     On August 3, 1999, the Company entered into a $60 million credit facility with a group of banks. The Company may borrow up to $30 million until July 2001 for acquisitions, and $20.0 million until July 31, 2004 for working capital and general business purposes, on a revolving basis. The Company also borrowed $10.0 million to repay its former lender. The loan agreement puts restrictions on the ability to borrow more money, buy equipment, sell property, lend money to foreign divisions and make acquisitions, among other matters, without the consent of the lenders. The Company may not pay dividends without the consent of the lenders. However, it is the Company's intention not to pay dividends for the foreseeable future, but to retain earnings, if any, to fund the growth and development of the business. Also, the Company must maintain certain financial covenants, as to minimum net worth, maximum leverage and debt coverage ratios. As of August 12, 1999, approximately $25.5 million remained available for borrowing for acquisitions and approximately $5.8 million remained available for working capital and general business purposes.

In connection with the business acquisitions, the Company assumed $4.6 million of debt.

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

Domestic and U.K. Locations

     In order to address the Year 2000 Issue, the Company was required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with the modification and replacement of the existing software and certain hardware, that all actions within its control have been performed to make the systems Y2K compliant.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

     For its information technology exposure, to date the Company has received the upgrade from its software manufacturer and has completed the upgrade and testing of the software upgrades and believes that all of the information technology is year 2000 compliant.

     The Company has completed its assessment of the operating equipment and believes that all of the equipment is year 2000 compliant.

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

Acquired Locations

     As more fully described in the notes to the financial statements, the Company has acquired several businesses during the six months ended June 30, 1999. Based on the Company's initial assessment of the Year 2000 Issue at the acquired businesses, management believes that the acquired businesses all have established year 2000 plans and will all be year 2000 compliant by September 30, 1999. Management of the Company will continue to monitor the acquired locations year 2000 compliance progress.

Risks of the Year 2000

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program at the acquired businesses. In the event that the Company does not complete any additional phases, the Company may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plan

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in September 1999 and determine whether such a plan is necessary.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates and foreign currency exchange primarily in its cash, debt and foreign currency transactions.

     A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Additional information relating to financial instruments and debt is included in Note 8 Revolving Line of Credit, Long-Term Debt and Obligations Under Capital Leases.

     International operations, excluding U.S. export sales which are principally denominated in U.S. dollars, constitute 32% of the revenues and 52% of the identifiable assets of the Company as of June 30, 1999, which were denominated in British pounds, Hong Kong dollars and Canadian dollars. The Company has loans to foreign affiliates which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency translation adjustment of the Company's net investment in these affiliates and the foreign currency transaction adjustments on long-term advances to affiliates, which impact consolidated equity of the Company. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. The Company prints in a number of locations around the world and has a cost base that is diversified over a number of different currencies, as well as the U.S. dollar, which serves to counterbalance partially its foreign currency transaction risk. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, whenever possible, it borrows in the local currency to reduce such exposure. Currently, the Hong Kong dollar is "pegged" to the United States dollar, so there is minimal foreign currency translation adjustment with respect to the Hong Kong operations.

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

                            PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 11, 1999. The following are the results of the matters submitted to stockholders for a vote:

                         Matter                                     For                Against            Withheld
---------------------------------------------------------    -------------------    --------------     ---------------
Election of Class A Directors
         Arnold Spinner                                              5,214,130                  0               850
         Stanley J. Moss                                             5,213,910                  0             1,070

Ratification of the appointment of Ernst & Young LLP as
independent auditors for the year ending on December
31, 1999                                                             5,214,760                  0               220

Adoption of Employee Stock Purchase Plan                             4,767,309                  0           447,671


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.32 -    Loan and Security Agreement dated August 3,
                        1999 among the Company, Cunningham Graphics, Inc.,
                        Cunningham Graphics Realty, L.L.C., Boston Towne
                        Press, Inc., Cunningham Graphics Delaware, Inc.,
                        CGII California Holdings, Inc., MVP Graphics, Inc.,
                        Super Pack, Inc., Bengal Graphics, Inc., Summit
                        Bank, as Agent, The Bank of New York, Chase
                        Manhattan Bank and National Bank of Canada

     Exhibit 27 -       Financial Data Schedule

(b)  Reports on Form 8-K

     (1) Form 8-K, filed April 13, 1999 in connection with the press release announcing the completion of the acquisition by the Company of Goldhawk Reprogrophics Limited and affiliates.

     (2) Form 8-K, filed June 16, 1999 in connection with the press release announcing the completion of the acquisition by the Company of Bengal Graphics, Inc.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         Cunningham Graphics International, Inc.
                                                     (Registrant)


Dated: August 16, 1999                   By:  /s/ Robert M. Okin
                                              ---------------------------
                                              Name: Robert M. Okin
                                              Title:  Senior Vice President
                                              and Chief Financial Officer