Form 10-Q
period 1999-09-30
CUNNINGHAM GRAPHICS INTERNATIONAL INC
filed 1999-11-12
CIK 1053949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

                        Commission File Number 000-24021

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                         22-3561164
   (State of incorporation)                               (I.R.S. Employer
                                                       Identification Number)
                                 100 Burma Road
                                 Jersey City, NJ
                    (Address of principal executive offices)
                                      07305
                                   (Zip Code)

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

                              Yes [X]  No [  ]

The number of shares of Common Stock, no par value, of the Registrant outstanding at November 4, 1999 was 5,704,299.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                      INDEX

                                                                                                Page
                                                                                                ----
Part I -- Financial Information
                 Item 1 -- Consolidated Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets as of December 31, 1998
                        and September 30, 1999 ...............................................    1

                     Condensed Consolidated Statements of Income for the Three Months
                        and Nine Months Ended September 30, 1998 and 1999 ....................    2

                     Condensed Consolidated Statements of Cash Flows for the
                        Nine Months Ended September 30, 1998 and 1999 ........................    3

                     Notes to Condensed Consolidated Financial Statements - September 30, 1999    4

                 Item 2 -- Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ...................................................   11

                 Item 3 -- Quantitative and Qualitative Disclosure of Market Risk ............   19


Part II -- Other Information

                 Item 4 -- Submission of Matters to a Vote of Securtiy Holders ...............   20

                 Item 6 -- Exhibits and Reports on Form 8-K ..................................   20
                       (a) Exhibits
                            Exhibit 27 - Financial Data Schedule

                       (b) Reports on Form 8-K

                          Part I. FINANCIAL INFORMATION
                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                       December 31,  September 30,
                                                                            1998         1999
                                                                       ------------  -------------
                                                                           (Note 1)   (Unaudited)
Assets
Current assets:
    Cash and cash equivalents ..........................................   $  2,179   $  3,073
    Accounts receivable ................................................      9,199     26,167
    Inventories ........................................................      1,301      2,943
    Prepaid expenses and other current assets ..........................        383      1,784
    Deferred income taxes ..............................................        520        724
                                                                           --------   --------
Total current assets ...................................................     13,582     34,691
Cash held for acquisitions and building addition .......................      9,700       --
Property and equipment - net ...........................................      8,652     39,960
Goodwill - net .........................................................     10,795     39,544
Other assets ...........................................................        860      2,027
                                                                           --------   --------
                                                                           $ 43,589   $116,222
                                                                           ========   ========

Liabilities and stockholders' equity Current liabilities:
    Current portion of long-term debt ..................................   $    419   $    821
    Revolving lines of credit ..........................................        580      1,651
    Current portion of obligations under capital leases ................        493      1,628
    Accounts payable ...................................................      3,102     14,208
    Accrued expenses ...................................................      3,504      8,651
                                                                           --------   --------
Total current liabilities ..............................................      8,098     26,959
Long-term debt - net of current portion ................................        769      6,218
Revolving line of credit - net of current portion ......................       --       29,876
Obligations under capital leases - net of current portion ..............      1,216      7,170
Deferred income taxes ..................................................        932      2,553
Other liabilities ......................................................         64         53

Commitments and contingencies

Stockholders' equity:
    Preferred stock, no par value, 10,000,000 authorized,
       none issued .....................................................        --          --
    Common stock, no par value, 30,000,000 authorized, 5,305,000 and
        5,704,299 issued and outstanding for 1998 and 1999, respectively     29,395     35,637
    Accumulated other comprehensive income (loss) ......................          1        335
    Retained earnings ..................................................      3,114      7,421
                                                                           --------   --------
Total stockholders' equity .............................................     32,510     43,393
                                                                           --------   --------
                                                                           $ 43,589   $116,222
                                                                           ========   ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                               September 30, 1999                September 30
                                            ------------------------     -------------------------
                                               1998           1999         1998           1999
                                            -----------   -----------    -----------   -----------
Net sales ...............................   $    14,191   $    31,335    $    38,118   $    72,199
Operating expenses:
    Costs of production .................        10,139        21,016         27,609        48,199
    Selling, general and administration .         2,070         5,318          5,565        12,139
    Non-recurring moving costs ..........            --           177             --         1,017
    Depreciation and amortization .......           370         1,452            837         3,095
                                            -----------   -----------    -----------   -----------
                                                 12,579        27,963         34,011        64,450
Income from operations ..................         1,612         3,372          4,107         7,749
    Interest income (expense) ...........            78          (728)            36        (1,038)
    Other income ........................            27           141             46           169
                                            -----------   -----------    -----------   -----------
Income before income taxes ..............         1,717         2,785          4,189         6,880
    Provision for income taxes ..........           687           961          1,483         2,571
                                            -----------   -----------    -----------   -----------
Net income ..............................   $     1,030   $     1,824    $     2,706   $     4,309
                                            ===========   ===========    ===========   ===========

Pro Forma Data:
Income before income taxes ..............                                $     4,189
    Pro forma provision for income taxes                                       1,803
                                                                         -----------
Pro forma net income ....................                                $     2,386
                                                                         ===========

Pro forma earnings per share:
    Basic ...............................                                $      0.55
                                                                         ===========
    Diluted .............................                                $      0.54
                                                                         ===========
Pro forma shares outstanding
    Basic ...............................                                  4,347,431
                                                                         ===========
    Diluted .............................                                  4,407,190
                                                                         ===========

Earnings per common share:
    Basic ...............................   $      0.19   $      0.32                  $      0.76
                                            ===========   ===========                  ===========
    Diluted .............................   $      0.19   $      0.32                  $      0.75
                                            ===========   ===========                  ===========

Weighted average number of common shares:
    Basic ...............................     5,295,000     5,704,299                    5,684,618
                                            ===========   ===========                  ===========
    Diluted .............................     5,332,762     5,739,562                    5,720,657
                                            ===========   ===========                  ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 1998 and 1999
                                 (in thousands)
                                   (Unaudited)

                                                                                1998       1999
                                                                              --------    --------
Cash flows from operating activities
Net income ................................................................   $  2,706    $  4,309
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization .........................................        874       3,095
    Deferred income taxes .................................................        153          (4)
Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable ...................................................     (2,379)     (7,549)
    Inventory .............................................................       (292)       (740)
    Prepaid expenses and other assets .....................................       (275)       (347)
    Other assets ..........................................................        198      (1,105)
    Advance to officers ...................................................        136          --
    Accounts payable ......................................................     (1,024)      4,835
    Accrued expenses ......................................................        530       1,620
    Other liabilities .....................................................        (40)        (39)
                                                                              --------    --------
Net cash provided by operating activities .................................        587       4,075
Cash flows from investing activities
    Acquisition of property and equipment .................................     (2,944)    (14,727)
    Acquisition of businesses, net of cash acquired .......................     (6,149)    (32,520)
                                                                              --------    --------
Net cash used in investing activities .....................................     (9,093)    (47,247)
Cash flows from financing activities
    Net proceeds from sale of common stock ................................     29,250          --
    Net (payments) proceeds on revolving lines of credit ..................       (320)     29,813
    Proceeds from long-term borrowings ....................................         --       6,458
    Principal payments on long-term borrowings ............................     (2,901)       (474)
    Principal payments on obligations under capital lease .................       (241)     (1,499)
    Distributions to stockholders .........................................     (6,237)         --
                                                                              --------    --------
Net cash provided by financing activities .................................     19,551      34,298
Effect of exchange rate changes on cash and cash equivalents ..............        (41)         68
                                                                              --------    --------
Net increase (decrease)  in cash and cash equivalents .....................     11,004      (8,806)
Cash and cash equivalents, beginning of period ............................         67      11,879
                                                                              --------    --------
Cash and cash equivalents, end of period ..................................   $ 11,071    $  3,073
                                                                              ========    ========
Supplemental disclosure of noncash investing and
    financing activities
Issuance of common stock in conjunction with the acquisition
    of Roda and Workable Company Limited and affiliates, respectively .....   $  2,207    $  6,181
                                                                              ========    ========
Acquisition of equipment under capital leases .............................   $    967    $     --
                                                                              ========    ========
Debt assumed in business acquisitions .....................................   $     --    $ 16,445
                                                                              ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (dollars in thousands, except per share amounts)


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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

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

     The accompanying condensed consolidated statement of operations for the nine months ended September 30, 1998 include a provision for income taxes on an unaudited pro forma basis as if the Company had been a C corporation subject to applicable federal and state income taxes during the period January 1, 1998 through April 22, 1998.

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

     The aggregate purchase price, including all direct costs was $13,251, which was comprised of the following: (i) 398,216 shares of Common Stock, valued at
15.52 per share, (ii) $6,371 in cash, and (iii) the assumption of $700 of indebtedness. The Company utilized proceeds from its initial public offering of Common Stock to fund the cash portion of the purchase price. Under the terms of the purchase agreement, the Company may be required to pay to the Sellers up to an additional $3,800, depending upon the earnings, as defined, of Workable during the years 1999 through 2001. Any additional amounts paid under the terms of the purchase agreement will be recorded as goodwill. The cost of the acquisition exceeded the fair value of the acquired net assets by $7,798 and has been recorded as goodwill.

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

Acquisition of Venus Holdings Limited

     On June 21, 1999, the Company acquired all of the issued and outstanding capital stock of Venus Holdings Limited and its wholly owned subsidiaries, Apollo UK Limited and Artemis Colour Limited, located in London, England ("Apollo"). Apollo is a commercial printer. The aggregate purchase price, including all direct costs, was $6,304, and was paid in cash and funded by the utilization of the revolving line of credit. Under the terms of the purchase agreement, the Company may be required to pay the seller up to an additional $900 depending upon the earnings of Apollo during the years 2000 and 2001. Any additional amounts paid under the terms of the purchase agreement will be recorded as goodwill. The cost of the acquisition exceeded the fair value of the acquired net assets by $4,056 and has been recorded as goodwill.

Other Acquisitions

     In addition to the acquisitions described above, the Company closed the following acquisitions during the nine months ended September 30, 1999:

       Company                        Primary Market             Date
--------------------------------------------------------------------------------
Griffin House Graphics                Toronto, Canada         March 16, 1999
Goldhawk Reprographics Limited        London, England         April 1, 1999
Bengal Graphics, Inc. and Affiliate   New York, New York      June 3, 1999
MVP Graphics, Inc. and Affiliate      Santa Fe Springs, CA    July 14, 1999
D&L Graphics, Inc.                    Hawthorne, NJ           September 2, 1999
Golden Crane, Incorporated            San Francisco, CA       September 10, 1999

     To close the six acquisitions above, in the aggregate, the Company paid cash of $17,199 and assumed debt of the acquired businesses totaling $6,251. Under the terms of the purchase agreements, the Company may be required to pay the sellers up to an additional $5,866 depending upon the earnings of the acquired companies through 2002. The aggregate cost of the acquisitions exceeded the fair value of the acquired net assets by $12,626 and has been recorded as goodwill.

     The pro forma unaudited results of operations for the nine months ended September 30, 1998 and 1999, assuming the Reorganization, the consummation of the acquisitions and issuance of the common stock as of January 1, 1998, are as follows:

                                                Nine Months Ended September 30
                                                ------------------------------
                                                   1998                1999
                                                ----------          ----------

Net sales                                       $   86,032          $   93,192
Net income,                                          4,513               4,931
Per share data:
     Basic earnings                                   0.95                0.86
     Diluted earnings                                 0.94                0.86

5. Acquisition of Real Estate

     On February 3, 1999, the Company purchased a 150,000 square foot building located in Jersey City, New Jersey for approximately $5,500. The Company obtained a mortgage loan for $7,400 through its existing bank to finance the purchase of the building and to make necessary improvements. The Company relocated its existing Jersey City and midtown New York City operations to the acquired facility.

     The Company also has contracted with the sellers of the building, for the acquisition of an unimproved parcel of land adjacent to the building, for a purchase price of $975. The closing of such transaction is contingent upon the completion of certain environmental remediation to the satisfaction of the Company and the New Jersey Department of Environmental Protection.

     In connection with the relocation of the facilities, the Company has provided for non-recurring moving costs related to the move of $177 ($104 after taxes) and $1,017 ($597 after taxes) for the three and nine months ended September 30, 1999, respectively.

6. Segment and Geographic Information

     The Company's single business segment is the production and distribution of time-sensitive analytical research marketing materials, commercial printing, digital printing, outsourcing services and on providing on-demand printing services.

     All of the Company's financial results prior to April 27, 1998, the date of the acquisition, of Roda Limited an English corporation ("Roda"), were from U.S. operations only. The following table presents financial information based on the Company's geographic segments for the three months and nine months ended September 30, 1998 and 1999 (dollars in thousands):

                  For the Three Months Ended September 30, 1998

                                                   Income from     Identifiable
                                    Net Sales      Operations         Assets
                                    ---------      ----------       -----------
United States                        $11,727         $ 1,100         $29,515
United Kingdom                         2,464             512          14,074
                                     -------         -------         -------
Total                                $14,191         $ 1,612         $43,589
                                     =======         =======         =======

                  For the Nine Months Ended September 30, 1998

                                                   Income from     Identifiable
                                    Net Sales      Operations         Assets
                                    ---------      ----------       -----------
United States                        $33,802         $ 3,252         $29,515
United Kingdom                         4,316             855          14,074
                                     -------         -------         -------
Total                                $38,118         $ 4,107         $43,589
                                     =======         =======         =======

                  For the Three Months Ended September 30, 1999

                                                   Income from     Identifiable
                                    Net Sales      Operations         Assets
                                    ---------      ----------       -----------
United States                        $ 20,414       $  1,720       $ 90,822
United Kingdom                          7,342            631         17,802
Hong Kong and Singapore                 2,487            661          6,364
Canada                                  1,092            360          1,234
                                     --------       --------       --------
Total                                $ 31,335       $  3,372       $116,222
                                     ========       ========       ========

                  For the Nine Months Ended September 30, 1999

                                                   Income from     Identifiable
                                    Net Sales      Operations         Assets
                                    ---------      ----------       -----------
United States                        $ 48,299       $  3,980       $ 90,822
United Kingdom                         14,670          1,463         17,802
Hong Kong and Singapore                 6,737          1,479          6,364
Canada                                  2,493            827          1,234
                                     --------       --------       --------
Total                                $ 72,199       $  7,749       $116,222
                                     ========       ========       ========

8. Comprehensive Income

     Total comprehensive income was $992 and $2,401 for the three months ended September 30, 1998 and 1999, respectively, and $2,680 and $4,643 for the nine months ended September 30, 1998 and 1999, respectively. Other comprehensive income is entirely related to foreign exchange differences.

9. Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                               For the three months      For the nine months
                                                ended September 30,      ended September 30,
                                              ----------------------   ----------------------
                                                1998         1999         1998         1999
                                              ----------  ----------   ----------  ----------
                                                                       (Pro forma)
Numerator:
   Net income for basic and diluted
earnings per share                            $    1,030  $    1,824   $    2,386  $    4,309
                                              ==========  ==========   ==========  ==========

Denominator
   Denominator for basic earnings per share    5,295,000   5,704,299    4,347,431   5,684,618
- weighted average common shares
   Effect of dilutive securities - employee
stock options                                     37,762      35,263       59,759      36,039
                                              ----------  ----------   ----------  ----------
   Denominator for diluted earnings per
share- adjusted weighted average
common shares and assumed
conversion                                     5,332,762   5,739,562    4,407,190   5,720,657
                                              ==========  ==========   ==========  ==========

Basic earnings per common share               $     0.19  $     0.32   $     0.55  $     0.76
                                              ==========  ==========   ==========  ==========
Diluted earnings per common share             $     0.19  $     0.32   $     0.54  $     0.75
                                              ==========  ==========   ==========  ==========

Item 2. Management's Discussion and Analysis and Analysis of Financial Conditions of Operations

Overview

     The Company, headquartered in Jersey City, New Jersey, provides a wide range of graphic communications services to financial institutions and corporations, focusing on printing and distributing time-sensitive analytical research and marketing materials, commercial printing, digital printing and outsourcing services to a blue-chip client base in the financial services, insurance and publishing industries, and on providing on-demand printing services. The Company operates in select international markets through its facilities in the United States, the United Kingdom, Canada, Hong Kong and Singapore. The Company is a major producer of financial research reports and provides services, on a non-exclusive basis, to a variety of major international investment banking firms.

     The sales of the Company are derived from graphic communications services, including digital communications, document management, offset printing, digital printing, data output, bindery, fulfillment services, mailing services and outsource services. The Company prints brochures, booklets, confirmations of trade, client statements and adhesive books to meet the daily, weekly and monthly needs of its customers. To facilitate the rapid distribution of documents globally, the Company has designed and implemented the World Research Link(TM), an array of electronic data communication networks linking each of the Company's facilities with its major customers. To date, the Company has established extensive non-exclusive client relationships with leading companies in the financial services, insurance and publishing industries, providing certain of the printing and graphic communication needs of Credit Suisse First Boston Corporation, Goldman, Sachs & Co., PaineWebber Inc., Lehman Brothers Inc., Merrill Lynch & Co., Inc., The Prudential Insurance Company of America, Blue Cross/Blue Shield, New York Life Insurance Company, and The McGraw-Hill Company, among others.

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

Results of Operations

     The following tables set forth certain items from the Company's Statements of Income as a percentage of net sales for the periods indicated:

                                          Three Months Ended  Nine Months Ended
                                             September 30      September 30
                                           --------------     --------------
                                            1998     1999     1998     1999
                                           -----    -----     -----    -----

Net sales                                  100.0%   100.0%    100.0%   100.0%
     Costs of production                    71.4     67.0      72.4     66.8
     Selling, general and administrative    14.6     17.0      14.6     16.8
     Non-recurring moving costs                       0.6                1.4
     Depreciation and amortization           2.6      4.6       2.2      4.3
                                           -----    -----     -----    -----
Income from operations                      11.4     10.8      10.8     10.7
     Interest income (expense)               0.5     (2.3)      0.1     (1.4)
     Other income                            0.2     0 .4       0.1      0.2
                                           -----    -----     -----    -----
Income before income taxes                  12.1      8.9      11.0      9.5
     Provision for income taxes              4.8      3.1       3.9      3.6
                                           -----    -----     -----    -----
Net income                                   7.3%     5.8%      7.1%     5.9%
                                           =====    =====     =====    =====

Pro Forma Data:
Income before income taxes                                     11.0%
     Pro forma provision for income taxes                       4.7
                                                              =====
Pro forma net income                                            6.3%
                                                              -----

     Acquisitions in 1998 and 1999 are the primary causes of the increases in revenues and expenses since September 30, 1998. Each of the Company's acquisitions in fiscal 1998 and 1999 have been accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods.

     The following table sets forth the Company's 1998 and 1999 acquisitions through September 30, 1999 (collectively the "1998/99 Acquired Businesses") and indicates the month in which each business was acquired.

  1998 Acquisitions:
           Roda Limited                                         April 1998

  1999 Acquisitions:
           Workable Company Limited and Affiliates              January 1999
           Boston Towne Press, Inc                              February 1999
           Griffin House Graphics Limited and Affiliates        March 1999
           Goldhawk Reprographics Limited and Affiliates        April 1999
           Bengal Graphics, Inc. and Affiliate                  June 1999
           Venus Holdings Limited and Affiliates                June 1999
           MVP Graphics, Inc. and Affiliate                     July 1999
           D&L Graphics, Inc.                                   September 1999
           Golden Crane, Incorporated                           September 1999

Three months ended September 30, 1999 compared with three months ended September 30, 1998

     Net sales. The Company reported net sales of $31.3 million for the three months ended September 30, 1999 compared to $14.2 million for the same period in 1998, an increase of $17.1 million or 120.4%. This increase is due to the addition of the 1998/1999 Acquired Businesses and internal growth from the Company's existing customer base. The internal growth resulted primarily from the increase in business from existing customers and the assimilation of certain in-house printing operations of third-party businesses.

     Costs of production. Costs of production were $21.0 million for the three months ended September 30, 1999, as compared to $10.1 million for the same period in 1998, an increase of $10.9 million or 107.9%. Costs of production were approximately 67.0% of net sales for the three months ended September 30, 1999, compared to 71.4% for the same period in 1998. The reduction of costs of production as a percentage of net sales was attributable to the inclusion of lower percentage costs of production for the 1998/99 Acquired Businesses and certain improvements and benefits resulting from the fixed nature of certain costs in the existing operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $5.3 million for the three months ended September 30, 1999, as compared to $2.1 million for the same period in 1998, an increase of $3.2 million or 152.4%. Selling, general and administrative expenses were 17.0% of net sales for the three months ended September 30, 1999 compared to 14.6% for the same period in 1998. This increase is due to the addition of the 1998/99 Acquired Businesses and an increase in the corporate infrastructure to manage the Company's accelerated acquisition program and internal growth.

     Non-recurring moving costs. The Company relocated its New Jersey and certain Manhattan operations to a new 150,000 square foot facility in Jersey City, NJ. For the three months ended September 30, 1999, The Company has provided $177,000 ($104,000 after taxes) for non-recurring costs related to the move. Before non-recurring moving related costs, net income for the third quarter increased 90.0% to $1.9 million, or $0.34 per diluted shares, compared to net income of $1.0 million, or $0.19 per diluted share, for the three months ended September 30, 1998.

     Depreciation and amortization. Depreciation and amortization expenses were $1.5 million for the three months ended September 30, 1999, as compared to $370,000 for the same period in 1998, an increase of $1.1 million, or 305.4%. This increase is due to the addition of the depreciation expense from the 1998/99 Acquired Businesses and the increase in goodwill amortization.

     Provision for income taxes. The provision for income taxes was $961,000 for the three months ended September 30, 1999, as compared to the provision for income taxes of $687,000 for the same period in 1998. As a percentage of income before taxes the tax rate was 34.5% for the three months ended September 30, 1999 and 40.0% for the same period in 1998. The decrease is attributable to the inclusion of the 1998/99 Business Acquisitions, which generally have lower tax rates offset by nondeductible goodwill.

     Net income. Net income was $1.8 million or $0.32 per share on a diluted basis with 5,739,562 weighted average common shares outstanding for the three months ended September 30, 1999 compared to the net income of $1.0 million or $0.19 per share on a diluted basis with 5,332,762 weighted average common shares outstanding for the same period of the previous year.

Nine months ended September 30, 1999 compared with nine months ended September 30, 1998

     Net sales. The Company reported net sales of $72.2 million for the nine months ended September 30, 1999 compared to $38.1 million for the same period in 1998, an increase of $34.1 million or 89.5%. This increase is due to the addition of the 1998/1999 Acquired Businesses and internal growth from the Company's existing customer base. The internal growth resulted primarily from the increase in business from existing customers and the assimilation of certain in-house printing operations of third-party businesses.

     Costs of production. Costs of production were $48.2 million for the nine months ended September 30, 1999, as compared to $27.6 million for the same period in 1998, an increase of $20.6 million or 74.6%. Costs of production were approximately 66.8% of net sales for the nine months ended September 30, 1999, compared to 72.4% for the same period in 1998. The reduction of costs of production as a percentage of net sales was attributable to the inclusion of lower percentage costs of production for the 1998/99 Acquired Businesses and certain improvements and benefits resulting from the fixed nature of certain costs in the existing operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $12.1 million for the nine months ended September 30, 1999, as compared to $5.6 million for the same period in 1998, an increase of $6.5 million or 116.1%. Selling, general and administrative expenses were 16.8% of net sales for the nine months ended September 30, 1999 compared to 14.6% for the same period in 1998. This increase is due to the addition of the 1998/99 Acquired Businesses and an increase in the corporate infrastructure to manage the Company's accelerated acquisition program and internal growth.

     Non-recurring moving costs. The Company relocated its New Jersey and certain Manhattan operations to a new 150,000 square foot facility in Jersey City, NJ. The Company has provided $1.0 million ($597 after taxes) for non-recurring costs related to the move as of September 30, 1999. Before non-recurring moving related costs, net income for the nine month period increased 104.2% to $4.9 million, or $0.86 per diluted share, compared to pro forma net income of $2.4 million, or $0.54 per diluted share, for the nine months ended September 30, 1998.

     Depreciation and amortization. Depreciation and amortization expenses were $3.1 million for the nine months ended September 30, 1999, as compared to $837,000 for the same period in 1998, an increase of $2.3 million, or 270.4%. This increase is due to the addition of the depreciation expense from the 1998/99 Acquired Businesses and the increase in goodwill amortization.

     Provision for income taxes. On April 22, 1998 the Company converted from an S corporation to a C corporation for tax purposes (the "Conversion") in conjunction with a reorganization. For comparative purposes pro forma provision for income taxes was calculated as if the conversion had occurred on January 1, 1998. The provision for income taxes was $2.6 million for the nine months ended September 30, 1999, as compared to the pro forma provision for income taxes of $1.8 million for the same period in 1998. As a percentage of income before taxes the tax rate was 37.4% for the nine months ended September 30, 1999 and 43.0% for the same period in 1998. The decrease is primarily the result of a special one-time income tax charge of $94,000 for the nine months ended September 30, 1998 attributable to the Conversion, coupled with the inclusion of the 1998/99 Business Acquisitions, which generally have lower tax rates offset by nondeductible goodwill.

     Net income. Net income was $4.3 million or $0.75 per share on a diluted basis with 5,720,657 weighted average common shares outstanding for the nine months ended September 30, 1999 compared to pro forma net income of $2.4 million or $0.54 per share on a diluted basis with 4,407,190 weighted average common shares outstanding for the same period of the previous year.

Liquidity and Capital Resources

     The Company's primary uses of cash are for business acquisitions, working capital, acquisition of property and equipment and payments on long-term debt assumed in connection with certain acquisitions or incurred to finance certain equipment purchases. Cash utilized to complete acquisitions, net of cash acquired, totaled $32.5 million for the nine months ended

September 30, 1999. Cash utilized for the acquisition of property and equipment, was $14.7 million for the nine months ended September 30, 1999. Payments on long-term debt totaled $2.0 for the nine months ended September 30, 1999.

     Net cash provided by operating activities was $4.1 million for the nine months ended September 30, 1999.

     On February 3, 1999, the Company purchased a 150,000 square foot building located in Jersey City, New Jersey for approximately $5.5 million. The Company obtained a mortgage loan for $7.4 million to finance the purchase of the land and building and to make necessary improvements. The entire $7.4 million has been utilized and is outstanding.

     On August 3, 1999, the Company entered into a $60 million credit facility with a group of banks. The Company may borrow up to $30 million until July 2001 for acquisitions, and $20.0 million until July 31, 2004 for working capital and general business purposes, on a revolving basis. The Company also borrowed $10.0 million to repay its former lender. The loan agreement puts restrictions on the ability to borrow more money, buy equipment, sell property, lend money to foreign divisions and make acquisitions, among other matters, without the consent of the lenders. The Company may not pay dividends without the consent of the lenders. However, it is the Company's intention not to pay dividends for the foreseeable future, but to retain earnings, if any, to fund the growth and development of the business. Also, the Company must maintain certain financial covenants, as to minimum net worth, maximum leverage and debt coverage ratios. As of November 4, 1999, approximately $13.6 million remained available for borrowing for acquisitions and approximately $3.1 million remained available for working capital and general business purposes.

In connection with the business acquisitions, the Company assumed $16.4 million of debt.

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

     The Company's plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and production and manufacturing systems. The Company prints and distributes time-sensitive analytical research and marketing materials, and accordingly does not have any exposure as it relates to the products being sold. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

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

Acquired Locations

     As more fully described in the notes to the financial statements, the Company has acquired several businesses during the nine months ended September 30, 1999. Based on the Company's initial assessment of the Year 2000 Issue at the acquired businesses, management believes that the acquired businesses all have established year 2000 plans and will all be year 2000 compliant by December 31, 1999. Management of the Company will continue to monitor the acquired locations' year 2000 compliance progress.

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

Contingency Plan

     The Company believes that all the acquired locations will be year 2000 compliant. However, in the event that year 2000 compliance programs are not completed at any of the locations, management believes that the corporate accounting office would be able to perform the accounting functions with minimal disruption to the financial reporting.

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

     International operations, excluding U.S. export sales which are principally denominated in U.S. dollars, constitute 33.1% of the revenues and 21.9% of the identifiable assets of the Company as of September 30, 1999, which were denominated in British pounds, Hong Kong dollars and Canadian dollars. The Company has loans to foreign affiliates which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency translation adjustment of the Company's net investment in these affiliates and the foreign currency transaction adjustments on long-term advances to affiliates, which impact consolidated equity of the Company. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. The Company prints in a number of locations around the world and has a cost base that is diversified over a number of different currencies, as well as the U.S. dollar, which serves to counterbalance partially its foreign currency transaction risk. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, whenever possible, it borrows in the local currency to reduce such exposure. Currently, the Hong Kong dollar is "pegged" to the United States dollar, so there is minimal foreign currency translation adjustment with respect to the Hong Kong operations.

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

None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          (1) Form 8-K dated July 14, 1999 and filed August 2, 1999, announcing the completion of the acquisition of MVP Graphics, Inc.

          (2) Form 8-K dated June 21, 1999 and filed August 5, 1999, announcing the completion of the acquisition of Venus Holdings Limited and affiliates.

          (3) Form 8-K/A, filed amending and supplementing with the inclusion of financial statements and pro forma financial information; (1) the form 8-K dated June 21, 1999, filed with the Securities and Exchange Commission on August 6,1999, relating to the acquisition of Venus Holdings Limited and affiliates, and (2) the form 8-K dated July 14, 1999 relating to the acquisition of MVP Graphics, Inc. and affiliates.

          (4) Form 8-K dated September 2, 1999 filed September 16, 1999 announcing the completion of the acquisition of D&L Graphics, Inc.

          (5) Form 8-K dated September 10, 1999 filed September 16, 1999, announcing the completion of the acquisition of Golden Crane, Incorporated.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         Cunningham Graphics International, Inc.
                                                     (Registrant)


Dated: November 10, 1999                    By:  /s/  Michael R. Cunningham
                                                 -------------------------------
                                                 Name:  Michael R. Cunningham
                                                 Title:  President and
                                                 Chief Executive Officer