Form 10-K
period 1999-12-31
CUNNINGHAM GRAPHICS INTERNATIONAL INC
filed 2000-03-29
CIK 1053949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        COMMISSION FILE NUMBER 000-24021
                                   ----------
                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW JERSEY                                     22-3561164
  (STATE OR OTHER JURISDICTION                 (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

           100 BURMA ROAD                                   07305
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 22, 2000

                    COMMON STOCK, NO PAR VALUE - $56,321,621

                The number of shares outstanding of the issuer's
                       common stock as of March 22, 2000:

                     COMMON STOCK, NO PAR VALUE - 5,754,549

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Shareholders Meeting to be held on or about June 15, 2000 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

                                TABLE OF CONTENTS

ITEM                                 DESCRIPTION                          PAGE
--------------------------------------------------------------------------------

                                     PART I

  1.   Business                                                             3
  2.   Properties                                                          15
  3.   Legal Proceedings                                                   15
  4.   Submission of Matters to a Vote of Security Holders                 15

                                     PART II

  5.   Market for Registrant's Common Equity and Related Stockholder
       Matters                                                             16
  6.   Selected Consolidated Financial Data                                17
  7.   Management's Discussion and Analysis of Financial Condition         18
  7A   Quantitative and Qualitative Disclosures about Market Risk          22
  8.   Financial Statements and Supplementary Data                         24
  9.   Changes in and Disagreements with Accountants on Accounting         24

                                    PART III

 10.   Directors and Executive Officers of the Registrant                  24
 11.   Executive Compensation                                              24
 12.   Security Ownership of Certain Beneficial Owners and Management      24
 13.    Certain Relationships and Related Transactions                     24

                                     PART IV

 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K    24

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Cunningham Graphics International, Inc., a New Jersey corporation, (the "Company") provides a wide range of graphic communications services to financial services companies, insurance companies, healthcare companies, telecommunication companies and publishing houses, including the production and distribution of time-sensitive analytical research and marketing materials, general commercial and on-demand printing services. The Company operates in select international markets through its facilities in the United States, the United Kingdom, Canada, Hong Kong and Singapore.

     The Company's executive offices are located at 100 Burma Road, Jersey City, New Jersey 07305 and its telephone number is (201) 217-1990.

     Graphic communications services provided by the Company include digital communications, document management, offset printing, data output, bindery, fulfillment services, mailing services and outsource services. The Company prints brochures, booklets, confirmations of trade, client statements and perfect bound books. To facilitate the rapid distribution of documents globally, the Company has designed and implemented the World Research Link(TM), an array of electronic data communication networks linking each of the Company's facilities with its major customers. To date, the Company has established extensive non-exclusive client relationships with leading companies in the financial services, insurance and publishing industries, providing certain of the printing and graphic communication needs of Credit Suisse First Boston Corporation, Deutsche Morgan Grenfell, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch & Co., Inc., The Prudential Insurance Company of America, Empire Blue Cross/Blue Shield, New York Life Insurance Company, PaineWebber Services, Inc., and The McGraw-Hill Companies, Inc., among others.

INDUSTRY BACKGROUND

     The printing and document management industry has evolved significantly over the last several years, driven in large part by rapid advances in publishing and electronic information technology. The Company believes that the growth of the printing and document production industry has been due to various factors, including (i) the increasing volume, complexity and variety of documents and printed materials produced by businesses worldwide, (ii) the increasing demand by businesses for the international dissemination of time-sensitive information, and (iii) the growing trend of businesses to outsource their in-house printing operations (e.g., print shops, copy centers and document management facilities) to professionals equipped to provide these services more efficiently and cost-effectively.

BUSINESS SOLUTION

     The Company believes that the fragmented nature of the graphic communications industry and the limited capital resources available to many small, private operators provide the Company with significant opportunities to expand its base of operations. The Company's services provides the following advantages to customers:

     o Advanced Technology. The Company employs state-of-the-art technology in desktop and pre-press operations. Advanced technology enables the Company to reduce turnaround time and eliminate or reduce the use of film in the printing operations ultimately enabling the Company to provide competitive prices to customers.

     o World Research Link. The World Research Link(TM) electronically links the Company's facilities in the United States, London, Toronto, Hong Kong and Singapore and allows international customers the ability rapidly and cost-effectively to disseminate information both domestically and internationally.

     o Sophisticated Order Entry System. The Company has developed a proprietary program that allows major customers to electronically submit orders, which reduces error and expedites the production of time-sensitive material.

     o Superior Customer Service. The customer service workforce of 150 employees worldwide is dedicated to establishing and maintaining customer relationships and facilitating the production of time-sensitive material.

     o Experienced Management. Most senior executive officers have spent their entire professional careers in the printing and graphic communications industry. As part of the Company's acquisition strategy, they are committed to retaining management at each newly acquired company who is familiar with their particular customers and market.

     o Purchasing Economies. The Company's purchasing volume allows it to negotiate more favorable pricing arrangements with significant suppliers. These arrangements enable the Company to offer competitive prices to its customers.

BUSINESS STRATEGY

     The Company intends to continue its growth strategy by (i) pursuing outsourcing opportunities through the assimilation of in-house printing operations of third-party businesses, (ii) expanding the scope and volume of services offered, (iii) actively cross-selling existing or newly-added products or services to its customers worldwide, (iv) improving the operating efficiency of its existing operations and (v) pursuing acquisitions and establishing strategic alliances to expand and strengthen the Company's business reach in target markets worldwide.

Expand Provision of Outsourcing Services

     To date, the Company has grown, in part, through the assimilation of certain in-house printing operations of third-party businesses, including the print shop and data output center of Goldman, Sachs & Co. and the print shops of Merrill Lynch & Co, Inc., PaineWebber Services, Inc., Empire Blue Cross/Blue Shield, The McGraw-Hill Companies, Inc., and Schroder & Co. Inc. The Company believes that it is a cost effective and an efficient provider of a wide range of in-house printing services. The Company typically provides outsourcing services by assuming all or part of the document output and distribution responsibilities previously performed by a customer's in-house operations. In some instances, the Company may take over the management of a customer's in-house operations.

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

Pursue Acquisitions and Establish Strategic Alliances.

     The Company will seek to acquire complementary operations throughout the United States, United Kingdom and other international markets, which, the Company believes, possess attractive characteristics, including concentrations of prospective customers with significant printing needs, such as financial institutions. The Company intends to target acquisition candidates with (i) annual net sales ranging from $3.0 to $25.0 million; (ii) attractive growth prospects within their respective markets; (iii) complementary technological capabilities; (iv) opportunities for economies of scale and synergies with the Company; (v) a solid reputation with established customer relationships; and
(vi) an experienced
management team. The Company will also seek to make "tuck-in" acquisitions as a means to expand its existing operations, add product lines and services as well as expand its customer base. The Company's ability to continue to pursue such acquisitions is dependent on its ability to secure additional financing.

     The Company will also seek to establish new alliances with strategic partners in targeted geographic markets. This incremental approach to growth enables the Company to expand the scope of its operations without the need for substantial capital investments while mitigating the risks associated with start-up facilities in new markets. In addition, the Company believes that such relationships foster significant cross-selling opportunities across each partner's respective customer bases. During 1999, the Company entered into a strategic alliance with two different companies in Japan and Australia. The Company believes that such alliances also provide for future acquisition opportunities. Pursuant to this strategy, the Company initially established alliances with Roda Limited ("Roda") in London and a Workable Company Limited ("Workable") in Hong Kong, both of which were subsequently purchased, thereby solidifying the Company's presence in the United Kingdom, European and Asian printing markets.

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

     The Company has an established track record of assimilating into its existing operations the assets and workforce of third party in-house print operations, including its assimilation of the print shop and data output center of Goldman, Sachs & Co. and the print shops of Merrill Lynch & Co., Inc. PaineWebber Services, Inc., Empire Blue Cross/Blue Shield, The McGraw-Hill Companies, Inc. and Schroder & Co., Inc. In each of the foregoing transactions, the Company acquired selected equipment and inventory on favorable terms and retained a majority of the employees.

Data Output Services

     The Company provides a variety of data output services, including the production of trade confirmations and brokerage and investment account statements for major financial institutions. In addition, the Company provides certain database management services to its customers, including the ability to output data files of addresses directly onto envelopes or other printed material, insert flyers and other materials into mailings as well as to offer presorting of first class mail with bulk postal drop services.

Commercial Printing

     The Company produces a broad range of commercial printing products that include catalogs, directories, brochures, booklets, folders, newsletters, flyers, sales and marketing kits and manuals. The type of printing varies from simple one-color documents to complex multi-color documents on a wide range of paper stocks. The Company's customers for commercial printing products include its financial institution clients, insurance companies, healthcare, telecommunications, pharmaceutical companies and other major corporations and trade associations. The Company also provides "overflow" printing for a number of in-house print operations of investment banking firms. Given the non-time-sensitive nature of many of these projects, the Company typically produces these products during non-critical daytime hours. The Company expects to continue to increase the volume of daytime commercial printing to take advantage of its available non-time-sensitive production capacity.

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

Prepress Operations

     At the majority of its facilities, the Company operates a prepress department that prepares customer-supplied text, data, artwork and images for document production. Using computerized prepress equipment, the Company processes digital files, scanned images and graphics into "composed electronic files." These electronic files are used with a variety of output options, including digital printing, conventional offset printing or for electronic publishing, such as on the Internet. In addition, the Company can distribute composed electronic files that include text and graphics in various formats through the World Research Link(TM) to other facilities for document production.

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

Press Operations

     The Company operates web, sheet-fed and digital presses with varying capabilities in different locations. The presses vary in size and speed and can produce printed materials that range in page size, type of paper, number of pages and the amount of color required.

     Through investments in sophisticated technology, the Company is able to provide digital printing services as a complement to conventional offset printing. Digital printing integrates a variety of systems that compile data, scan images, and compose data and images. Through high-speed computers, data may be received directly from customers and put directly on the press, eliminating the costly intermediate steps involved in the traditional printing process. For smaller runs, digital printing is more efficient and reliable than printing on traditional presses and often results in a product of higher quality and better resolution. Some of the digital presses also have in-line binding attachments that produce finished booklets. These presses are linked directly to computerized networks and are currently being used to produce research reports, personalized health care documents, trade confirmations, client statements and general print products.

Binding and Fulfillment Services

     The Company provides bindery and fulfillment services with varying capabilities in different locations. Finishing services include cutting and folding, saddle stitching, punching, collation and inserting, and perfect binding and shrink-wrapping.

     Many of the documents prepared for customers need to be stored for future distribution, both electronically and physically. Through the Company's fulfillment services, materials are stored and orders are assembled for distribution upon a customer's request. Printed materials are assembled into kits and are packed individually, or in bulk, for delivery. Upon completion of the order, the fulfillment system generates an activity report for inventory control. For customers who require mail distribution, the Company operates mailing departments at each facility. Using inkjet and cheshirre labeling machines, electronic mailing lists are addressed on envelopes. Documents are then inserted into envelopes, sealed and sorted for mail.

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

International Network

     In 1994, the Company, in conjunction with its then strategic partners in London and Hong Kong, developed an international network known as the World Research Link(TM) designed to facilitate the expeditious distribution of time-sensitive financial research reports throughout select international financial markets, 24 hours a day. Presently, through the use of high-speed electronic links among the Company's facilities in the United States, Canada, London, Hong Kong and Singapore and the Company's strategic partners in Japan and Australia, the Company is able to print research reports concurrently throughout these principal international financial markets.

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

SALES AND MARKETING

     The Company's marketing activities are handled primarily through its own sales force consisting of 50 individuals. The Company's sales representatives are generally organized among customer industry groups, such as financial services, healthcare, insurance and telecommunications and by specific printing and document output services, such as research reports and on-demand mutual fund reports and commercial printing. In addition, the Company employs customer service representatives to provide on-going support to existing customers and to oversee the implementation of new customer projects.

     A major component of the Company's plan of integrating newly-acquired companies, is the expansion of joint marketing efforts among various international operating divisions to cross-sell products and services to customers of one geographic location who maintain business operations within the Company's other geographic regions.

     The Company believes that the quality of its work product, timeliness of performance, on-going customer support and its ability to customize services to serve specific client needs have contributed to its record of successful customer retention. Major customers are encouraged to enter into service contracts specifying certain types of business for a defined period, which enables the Company to improve order flow and provide a more predictable volume of business. The Company intends to add sales representatives and customer support staff to further increase its customer base in new markets and to augment the volume of non-financial commercial printing.

CUSTOMERS

     The Company currently has approximately 960 customers in the United States, 190 customers in London, 50 customers in Hong Kong and Singapore and 25 customers in Canada, including financial institutions, healthcare companies, trade organizations and retail and manufacturing firms. The Company's three largest customers, Goldman, Sachs & Co., Credit Suisse First Boston Corporation, and Merrill Lynch & Co, Inc. accounted for approximately 12%, 12%, and 12%, respectively, of the Company's net sales for the year ended December 31, 1999. See Note 16 to the Company's Consolidated Financial Statements for financial information about domestic and foreign sales and income from operations.

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

EMPLOYEES

     As of December 31, 1999, the Company had approximately 1,189 employees (818 in the United States, 219 in the United Kingdom, 117 in Asia and 35 in Cananda). As of such date, 350 United States-based employees were members of the Paper Allied Industrial Chemical and Energy Workers International Union, with which the Company has a contract which expires on June 30, 2000 and 35 employees were members of the Local One Amalgamated Lithographers of America, which the Company has a contract which expires on June 30, 2001. As of December 31, 1999, 50 United Kingdom-based employees were members of the National Graphical Association labor union. The Company believes that it is in compliance with its labor agreements and that its labor relations are good.

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

RISK FACTORS

Reliance on Limited Number of Customers

     The Company's three largest customers accounted for approximately 36% of net sales for the year ended December 31, 1999. If one of the Company's major customers discontinues or significantly reduces the use of services, the business, results of operations and financial condition could materially suffer. In addition, the non-payment of amounts due from a major client could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Financial Services Industry

     The Company performs a significant amount of services for companies within the financial services industry and the Company expects to continue this focus. As a result, the Company's results of operations will be particularly sensitive to fluctuations in the economy or financial markets affecting this industry. Any event adversely affecting the financial services industry could adversely affect the Company. The Company's success in increasing its revenues will also depend, in part, on its ability to attract new business from customers outside the financial services industry. No assurance can be given that the Company will be successful in attracting new customers in different industries.

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

Management of Growth

     The Company continues to experience significant growth, which has placed, and could continue to place, a strain on the Company's managerial and other resources. From December 1995 through December 1999, the number of the Company's employees increased from 186 to 1,286, and further increases are anticipated during 2000. The Company's future performance and profitability will depend, in large part, on its ability to manage its growth, particularly with respect to a workforce that is geographically dispersed, while continuing to integrate the operations of additional companies and to expand its current business. In order to manage growth successfully, the Company will be required to continue to improve its operational, financial and other internal systems and the training, motivation and management of its employees. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

Need for Additional Financing

     The Company has $7.1 million available under its line of credit for acquisitions purposes. The Company will need additional financing to continue its growth strategy, if the Company is unable to obtain additional financing it's growth could be limited. Moreover, the Company may seek to use its common stock or equity securities senior to common stock for all or a portion of the consideration to be paid in future acquisitions, the issuance of which may result in dilution to existing investors. The extent to which the Company will be able or willing to use its common stock for this purpose will depend on the commons stock's market value from time to time, and the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses. As a result, the Company might be unable to continue its acquisition strategy, which would have a material adverse effect on the future prospects of the Company.

Risk of International Operations

     Sales to customers outside the United States accounted for 31% of the Company's net sales in the year ended December 31, 1999. Risks inherent in the Company's international business activities include the fluctuation of currency exchange rates, various and changing regulatory requirements, increased sales and marketing expenses, political and economic instability, difficulty in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Control by Certain Stockholders

     The directors and other executive officers of the Company, and entities affiliated with them, beneficially own approximately 53% of the outstanding shares of Common Stock. Accordingly, present management of the Company is likely to continue to exercise substantial control over the Company's affairs. These stockholders, acting together, would be able to elect a sufficient number of directors to control the Company's Board of Directors and would be able to approve or disapprove any matter submitted to a vote of stockholders. In addition, because the Company has adopted a staggered Board of Directors, stockholders will be less able to alter the composition of the Board of Directors.

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

Dividend Policy

     The terms of the Company's existing credit facility prohibits the Company from paying dividends. Moreover, the Company expects to retain any earnings to finance the operations and expansion of the Company's business. Therefore, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future.

ITEM 2. PROPERTIES

     As of March 20, 2000, the Company's principal facilities consisted primarily of printing facilities that contain production, storage and office space. With the exception of the Company's headquarters in Jersey City, New Jersey which is owned by the Company and the facilities in Hong Kong, all of the Company's other facilities are leased from unaffiliated third parties. The Jersey City building is subject to a mortgage in favor of Summit Bank. The facilities in Hong Kong are leased from the selling shareholders of Workable, the Company's Hong Kong subsidiary, who continue to manage its day-to-day operations.

                                                              APPROXIMATE SQUARE
                         LOCATION                                  FOOTAGE
--------------------------------------------------------------------------------
Jersey City, New Jersey (100 Burma Road)                           167,000
--------------------------------------------------------------------------------
New York, New York (175 Varick Street)                              36,000
--------------------------------------------------------------------------------
New York, New York (250 54th Street)                                10,000
--------------------------------------------------------------------------------
London, England (Unit 9 Chadwich Road)                               4,500
--------------------------------------------------------------------------------
London, England (29-33 Choumert Grove)                               7,500
--------------------------------------------------------------------------------
London, England (2 Mill Harbour)                                    22,000
--------------------------------------------------------------------------------
London, England (7/9 Parkgate Road)                                  1,000
--------------------------------------------------------------------------------
Croydon, England (87 Beddington Lane)                                  500
--------------------------------------------------------------------------------
Chai Wan, Hong Kong (No. 27 Lee Chung Street)                       28,000
--------------------------------------------------------------------------------
Singapore (9 Harrison Road)                                          1,000
--------------------------------------------------------------------------------
Toronto, Canada (461 King Street West)                              26,000
--------------------------------------------------------------------------------
Boston, Massachusetts (215 A Street)                                22,000
--------------------------------------------------------------------------------
San Francisco, California (1900-1930 Carrol Ave.)                   20,000
--------------------------------------------------------------------------------
Hawthorne, New Jersey (44 Utter Avenue)                             36,000
--------------------------------------------------------------------------------
Santa Fe Springs, California (11929 Baker Place)                    13,817
--------------------------------------------------------------------------------
Santa Fe Springs, California (9830 Alburtis Avenue)                  8,800
--------------------------------------------------------------------------------
Grand Praire, Texas (1310 Post and Paddock Road)                     3,150
--------------------------------------------------------------------------------
Orlando, Florida (9500 Satellite Boulevard)                          6,685
--------------------------------------------------------------------------------
Erlanger, Kentucky (1145 Airport Exchange Boulevard)                11,200
--------------------------------------------------------------------------------
Inglewood, California (450 N. Dale Street)                           5,920
--------------------------------------------------------------------------------


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to security holders for a voted during the quarter ending December 31, 1999.

                                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) The Common Stock is traded on the Nasdaq Stock Market National Market System ("Nasdaq NMS") (symbol: CGII). The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Common Stock as reported by Nasdaq NMS:

                                                     High             Low
                                                    ------           ------
     1999

     Quarter ended March 31, 1999                   $18.00           $10.00
     Quarter ended June 30, 1999                    $18.13           $12.06
     Quarter ended September 30, 1999               $17.50           $11.88
     Quarter ended December 31, 1999                $15.50           $ 9.88

     1998

     April 22, 1998 - June 30, 1998                 $21.75          $16.625
     Quarter ended September 30, 1998               $20.50          $ 9.125
     Quarter ended December 31, 1998                $17.75          $10.875

     (b) As of March 21, 2000 there were approximately 41 holders of record of the Common Stock and the Company estimates that there are approximately 670 beneficial holders of the Common Stock.

     (c) The terms of the Company's existing credit facility prohibits the payment of dividends. Moreover, the Company currently intends to retain all future earnings to finance the continuing development of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The summary of historical financial data presented below is derived from the historical audited financial statements of the Company and the Predecessor. Acquisitions have been included in the historical income statement data of the Company from the date of acquisition. The data presented below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, the historical financial statements and the related notes thereto included elsewhere herein.

                                                                     Years Ended December 31,
                                           ----------------------------------------------------------------------------
                                             1995             1996             1997             1998             1999
                                           ---------        ---------        ---------        ---------       ---------
Statement of Income Data:                               (in thousands, except share and per share data)
Net sales                                  $  17,327        $  23,193        $  35,744        $  53,146       $ 110,671
Operating expenses:
   Costs of production                        12,860           17,616           26,894           37,694          74,707
   Selling, general and administrative         3,441            4,270            5,794            7,783          17,921
   Non-recurring moving costs                      0                0                0                0           1,017
   Depreciation and amortization                 498              563              694            1,252           4,873
                                           ---------        ---------        ---------        ---------       ---------
                                              16,799           22,449           33,382           46,729          98,518
                                           ---------        ---------        ---------        ---------       ---------
Income from operations                           528              744            2,362            6,417          12,153
   Interest (expense) income                    (257)            (234)            (250)              75          (2,052)
   Other income                                    2               48               35                5             195
                                           ---------        ---------        ---------        ---------       ---------
Income before income taxes                       273              558            2,147            6,497          10,296
   Provision for income taxes                      6               56              129            2,489           3,747
                                           ---------        ---------        ---------        ---------       ---------
Net income                                 $     267        $     502        $   2,018        $   4,008       $   6,549
                                           =========        =========        =========        =========       =========

Earnings per share:
   Basic                                                                                                      $    1.15
                                                                                                              =========
   Diluted                                                                                                    $    1.15
                                                                                                              =========
Weighted average shares outstanding:
   Basic                                                                                                      5,692,456
                                                                                                              =========
   Diluted                                                                                                    5,718,371
                                                                                                              =========
Pro Forma Data (unaudited):
Income before income taxes                                                                    $   6,497
   Pro forma provision for income taxes                                                           2,809
                                                                                              ---------
Pro forma net income                                                                          $   3,688
                                                                                              =========
Pro forma earnings per share:
   Basic                                                                                      $    0.80
                                                                                              =========
   Diluted                                                                                    $    0.80
                                                                                              =========
Pro forma weighted average shares outstanding:
   Basic                                                                                      4,587,941
                                                                                              =========
   Diluted                                                                                    4,637,024
                                                                                              =========

                                           ----------------------------------------------------------------------------
                                                                        At December 31,
                                           ----------------------------------------------------------------------------
                                             1995             1996             1997             1998             1999
                                           ---------        ---------        ---------        ---------       ---------
Balance Sheet Data:                                                       (in thousands)
Cash and cash equivalents                   $      1         $    543         $     67         $  2,179        $  5,131
Working capital                                   32             (867)             728            5,420           6,042
Total assets                                   5,568            9,471           10,938           43,589         132,372
Long-term debt and capitalized lease
  obligations, net of current portion          1,151            1,300            1,517            1,985          51,952
Stockholders' equity                             830            1,344            3,151           32,510          46,135

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions and statements made elsewhere herein contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are accompanied by words such as "intend", "anticipate", "believe", "estimated", "expect", "should" or similar expressions. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of the Company to maintain or improve its operating results or execute its primary growth strategy of acquiring additional printing businesses. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Important factors that could cause actual result to differ from estimates or projections contained in forward-looking statements include those described in "Risk Factors".

GENERAL

     The Company, headquartered in Jersey City, New Jersey, provides a wide range of graphic communications services to financial institutions and corporations, focusing on printing and distributing time-sensitive analytical research and marketing materials, commercial printing, digital printing and outsourcing services to large companies in the financial services, insurance and publishing industries, and on providing on-demand printing services. The Company operates in select international markets through its facilities in the United States, the United Kingdom, Canada, Hong Kong and Singapore. The Company is a major producer of financial research reports and provides services, on a non-exclusive basis, to a variety of major international investment banking firms.

     Sales are derived from graphic communications services, including digital communications, document management, offset printing, data output, bindery, fulfillment services, mailing services and outsourcing services. The Company prints brochures, booklets, confirmations of trade, client statements and adhesive books to meet the daily, weekly and monthly needs of its customers. To facilitate the rapid distribution of documents globally, the Company has designed and implemented the World Research Link(TM), an array of electronic data communication networks linking each of the Company's facilities with its major customers. To date, the Company has established extensive non-exclusive client relationships with leading companies in the financial services, insurance and publishing industries, providing certain of the printing and graphic communication needs of Credit Suisse First Boston Corporation, Goldman, Sachs & Co., PaineWebber Services Inc., Lehman Brothers Inc., Merrill Lynch & Co., Inc., The Prudential Insurance Company of America, Empire Blue Cross/Blue Shield, New York Life Insurance Company, and The McGraw-Hill Companies, Inc. among others.

     The Company believes that the fragmented nature of the graphic communications industry and the limited capital resources available to many small, private operators provide the Company with significant opportunities to expand its base of operations. The Company intends to continue its growth strategy by (i) pursuing outsourcing opportunities through the assimilation of in-house printing operations of third-party businesses, (ii) expanding the scope and volume of services offered, (iii) actively cross-selling existing or newly-added products or services to its customers worldwide, and (iv) improving the operating efficiency of its existing operations and (vi) pursuing acquisitions and establishing strategic alliances to expand and strengthen the Company's business reach in target markets worldwide.

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

Results of Operations

     The following tables set forth certain items from the Company's Statements of Income as a percentage of net sales for the periods indicated:

                                                   1997        1998       1999
                                                  -----       -----      -----
Net Sales                                         100.0%      100.0%     100.0%
    Costs of production                            75.3        70.9       67.5
    Selling, general and administrative            16.2        14.6       16.2
     Non-recurring moving costs                       0           0         .9
    Depreciation and amortization                   1.9         2.4        4.4
                                                  -----       -----      -----
Income from operations                              6.6        12.1       11.0
    Interest income (expense)                      (0.7)        0.1       (1.9)
    Other income (expense)                          0.1         0.0        0.2
                                                  -----       -----      -----
Income before income taxes                          6.0        12.2        9.3
    Provision for income taxes                      0.4         4.7        3.4
                                                  -----       -----      -----
Net income                                          5.6%        7.5%       5.9%
                                                  =====       =====      =====

     Acquisitions in 1998 and 1999 are the primary causes of the increases in revenues and expenses since April of 1998. Each of the Company's acquisitions in fiscal 1998 and 1999 have been accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods.

     The following table sets forth the Company's 1998 and 1999 acquisitions (collectively the "1998/99 Acquired Businesses") and indicates the month in which each business was acquired.

     1998 Acquisitions:
            Roda Limited                                          April 1998

     1999 Acquisitions:
            Workable Company Limited and Affiliates               January 1999
            Boston Towne Press, Inc                               February 1999
            Griffin House Graphics Limited and Affiliates         March 1999
            Goldhawk Reprographics Limited and Affiliates         April 1999
            Bengal Graphics, Inc. and Affiliate                   June 1999
            Venus Holdings Limited and Affiliates                 June 1999
            MVP Graphics, Inc. and Affiliate                      July 1999
            D&L Graphics, Inc.                                    September 1999
            Golden Crane, Incorporated                            September 1999
            Mirror Graphics and Affiliates                        October 1999

Year ended December 31, 1999 compared to year ended December 31, 1998

     Net sales. The Company reported net sales of $110.7 million for the year ended December 31, 1999 compared to $53.1 million for 1998, an increase of $57.6 million or 108.5%. The increase is due to the addition of the 1998/1999 Acquired Businesses and 31% internal growth from the Company's existing customer base. The internal growth resulted primarily from increased sales to existing customers and the assimilation of certain in-house printing operations of third-party businesses.

     Costs of production. Costs of production were $74.7 million for the year ended December 31, 1999, as compared to $37.7 million for 1998, an increase of $37.0 million or 98.1%. Costs of production were approximately 67.5% of net sales for the year ended December 31, 1999, compared to 70.9% for the same period in 1998. The reduction of costs of production as a percentage of net sales was attributable to the inclusion of lower percentage costs of production for the 1998/1999 Acquired Businesses and certain improvements and benefits resulting from the fixed nature of certain costs in the Company's existing operations. The lower costs of production as a percentage of sales at the 1998/1999 Acquired Businesses is due to the acquired businesses higher selling prices in their markets.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $17.9 million for the year ended December 31, 1999, as compared to $7.8 million for 1998, an increase of $10.1 million or 129.5%. Selling, general and administrative expenses were 16.2% of net sales for the year ended December 31, 1999 compared to 14.6% for the same period in 1998. This increase is due to the addition of the 1998/1999 Acquired Businesses and an increase in the corporate infrastructure to manage the Company's accelerated acquisition program and internal growth.

     Non-recurring moving expenses. The Company relocated it's New Jersey and certain Manhattan operations to a new 150,000 square foot facility in Jersey City, NJ, in 1999. The Company incurred $1.0 million ($597 after taxes) for non-recurring moving related costs.

     Depreciation and amortization. Depreciation and amortization expenses were $4.9 million for the year ended December 31, 1999, as compared to $1.3 million for the same period in 1998, an increase of $3.6 million, or 276.9%. This increase is due to the addition of the depreciation expense of the 1998/1999 Acquired Businesses and the increase in goodwill amortization.

     Interest expense and interest income. Interest expense was $2.1 million for the year ended December 31,1999, as compared to $400,000 for the same period in1998, an increase of $1.7 million or 425%. Such increase was largely attributable to higher levels of borrowings during 1999, the proceeds of which were used for the purchase of the 1999 acquired businesses and the assumption of certain debt related to those acquisitions. Interest income was $21,000 for 1999, as compared to $475,000 for 1998. Interest income in 1998 reflects interest on the unused portion of the cash proceeds from the Company's initial public offering.

     Provision for income taxes. The provision for income taxes was $3.7 million for the year ending December 31, 1999, as compared to the pro forma provision for income taxes of $2.8 million for the same period in 1998. As a percentage of income before income taxes the tax rate was 36.4% for the year ended December 31, 1999 and 43.2% for the same period in 1998. The decrease is primarily attributable to the inclusion of the foreign 1998/99 Business Acquisitions, which generally have lower tax rates coupled with a special one-time income tax charge of $94,000 for the year ended December 31, 1998 attributable to the termination of the Company's status as an S Corporation incidental to its initial public offering offset by nondeductible goodwill.

     Net income. Net income was $6.6 million or $1.15 per share on a diluted basis with 5,718,371 weighted average common shares outstanding for the year ended December 31, 1999 compared to pro forma net income of $3.7 million for 1998. Before non-recurring moving related costs, net income for the year would have increased 94% to $7.1 million, or $1.25 per diluted shares, compared to pro forma net income of $3.7 million, or $0.80 per diluted share, for the year ended December 31, 1998.

Year ended December 31, 1998 compared to year ended December 31, 1997

     Net sales. The Company reported net sales of $53.1 million for the year ended December 31, 1998 compared to $35.7 million for 1997, an increase of $17.4 million or 48.7%. The increase was attributable to the inclusion of $7.1 million of Roda's net sales in 1998, together with an increase of $10.3 million in net sales from domestic operations. The domestic growth resulted primarily from the increase in net sales with existing customers and the assimilation of certain in-house printing operations of third-party businesses, including the print shop and data output centers of The McGraw-Hill Companies, Inc. and Schroder & Co. Inc.

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

     Selling, general and administrative expenses. Selling, general and administrative expenses were $7.8 million for the year ended December 31, 1998, as compared to $5.8 million for 1997, an increase of $2.0 million or 34.5%. This increase was a result of the inclusion of Roda's operations and an investment in new marketing and management personnel in London and domestically. Selling, general and administrative expenses were 14.6 % of net sales for the year ended December 31, 1998 compared to 16.2% for 1997. The decrease in selling, general and administrative expenses as a percentage of net sales reflects the benefits resulting from the fixed nature of certain costs associated with the increase in net sales domestically and from the acquisition of Roda.

     Depreciation and amortization. Depreciation and amortization expenses were $1.3 million for the year ended December 31, 1998, as compared to $694,000 for the same period in 1997, an increase of $558,000, or 80.4%. The increase was the result of the inclusion of Roda's depreciation expenses after its acquisition, goodwill amortization associated with the acquisition of Roda and the purchase of new equipment.

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

     Provision for income taxes. On April 22, 1998 the Company converted from an S corporation to a C corporation for tax purposes (the "Conversion") in conjunction with its initial public offering. For comparative purposes pro forma provision for income taxes was calculated as if the Conversion had occurred on January 1, 1997. The pro forma provision for income taxes was $2.8 million for the year ended December 31, 1998, as compared to the pro forma provision for income taxes of $880,000 for the same period in 1997. As a percentage of profits before taxes the tax rates on a pro forma basis were 43.2% for the year ended December 31, 1998 and 41.0% for the same period in 1997. The increase is the result of the recording of $94,000 of deferred taxes as a result of the conversion from an S corporation to a C corporation.

     Net income. Net income was $4.0 million or $0.80 per share on a diluted basis with 4,637,024 weighted average common shares outstanding for the year ended December 31, 1998 compared to pro forma net income of $1.3 million for 1997.

Liquidity and Capital Resources

     The Company's primary uses of cash are for business acquisitions, acquisitions of property, plant and equipment and payments on long-term debt assumed in connection with certain acquisitions or incurred to finance certain equipment purchases. Cash utilized to complete acquisitions, net of cash acquired, totaled $41.0 million for year ended December 31, 1999. Cash utilized for the acquisition of property, plant and equipment, was $17.9 million for the year ended December 31, 1999. Payments on long-term debt, including capital lease obligations, totaled $3.0 for the year ended December 31, 1999. In connection with the business acquisitions, the Company assumed $10.3 million of debt.

     Net cash provided by operating activities was $7.9 million for the year December 31, 1999.

     On February 3, 1999, the Company purchased a 150,000 square foot building located in Jersey City, New Jersey for approximately $5.5 million. The Company obtained a mortgage loan for $7.4 million to finance the purchase of the land and building and to make necessary improvements. As of December 31, 1999, the entire $7.4 million has been utilized.

     On August 3, 1999, the Company refinanced its domestic debt other than the mortgage indebtedness and entered into a $60 million credit facility (the "Credit Facility") with a group of banks. The Company may borrow up to $24 million until July 2001 for acquisitions (the "Acquisition Line"), and $26 million until July 31, 2004 for working capital, general business purposes and letters of credit (the "Working Capital Line"), on a revolving basis. The Company also borrowed $10 million, payable in quarterly installments beginning on September 30, 2000 to repay existing indebtedness. At the Company's option, the Credit Facility bears interest at either: (i) the bank's base rate plus a number of basis points depending upon the Company's maximum leverage ratio, as defined in the agreement or (ii) the Eurodollar rate plus a number of basis points depending upon the Company's maximum leverage ratio, as defined. At December 31, 1999, the weighted average interest rate on the Credit Facility was 8.4%. Among other things, the loan agreement restricts the Company's ability to incur indebtedness, pay dividends, make capital expenditures, dispose of assets, lend money to foreign subsidiaries and make acquisitions. The Credit Facility also requires the Company to maintain certain financial covenants, including minimum net worth, maximum leverage and debt coverage ratios. The facility is collateralized by substantially all of the assets of the Company's domestic subsidiaries and a controlling interest of the stock of the Company's foreign subsidiaries.

     As of December 31, 1999 $7.6 million remained available for borrowing for acquisitions and $9.1 million remained available for working capital and general business purposes under the Credit Facility. Letters of credit totaling $4.1 million were outstanding as of December 31, 1999.

     The Company believes that the cash flow provided from operations and the existing revolving line of credit facility is sufficient to fund the ongoing operations. In addition, while the revolving line of credit facility is sufficient for to pursue the Company's acquisition strategy in the short-term, the long-term growth prospects will require additional debt or equity financing. The Company cannot be assured that additional financing on acceptable terms will be able to be obtained.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company's expenses associated with the Year 2000 remediation were immaterial. The Company is not aware of any material problems resulting from Year 2000 issues, either with its machinery and equipment, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to insure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates and foreign currency exchange primarily in its cash, debt and foreign currency transactions.

     A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Note 9 - Revolving Line of Credit, Long-Term Debt and Obligations Under Capital Leases.

     International operations, excluding U.S. export sales which are principally denominated in U.S. dollars, constitute 31% of the revenues and 39% of the identifiable assets of the Company as of December 31, 1999, which were denominated in British Pounds, Hong Kong Dollars and Canadian Dollars. The Company has loans to foreign affiliates which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency translation adjustment of the Company's net investment in these affiliates and the foreign currency transaction adjustments on long-term advances to affiliates, which impact consolidated equity of the Company. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. With the acquisition of Workable and Griffin House during 1999, the Company prints in a number of locations around the world and has a cost base that is diversified over a number of different currencies, as well as the U.S. dollar, which serves to counterbalance partially its foreign currency transaction risk. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, currently in the United Kingdom, it borrows in British Pounds to reduce such exposure. Currently, the Hong Kong dollar is "pegged" to the United States dollar, so there is minimal foreign currency translation adjustment with respect to the Hong Kong operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon of Ernst & Young LLP dated February 1, 2000, including the information required by Item 302 of Regulation S-K, are set forth on pages F-1 through F-23 hereof. The schedule required under Regulation S-X is included herein on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     The information called for by "Item 10. Directors and Executive Officers of the Registrant", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management", and "Item 13. Certain Relationships and Related Transactions", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders (scheduled to be held on June 15, 2000) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 as amended.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements:

          See Index to the Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof.

(a)  (2)  Financial Statement Schedules:

          See Index to the Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof.

(a)  (3)  Exhibits

          The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the filing with the Commission which included such document.

Exhibit No.      Description
-----------      -----------

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

10.2      Amended and Restated Directors' Stock Option Plan

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

10.29 Asset purchase agreement dated February 17, 1999 for the sale and purchase of certain assets and the assumption of certain liabilities of Boston Towne Press, Inc. by and among Boston Towne Press, Inc., John R. Henesey, Jr., Cunningham Graphics International, Inc. and BTP Acquisition

          Corp. (Exhibit 10.29 to Current Report on Form 8-K for the event occurring on February 17, 1999)

10.30 10.30 Employment Agreement dated as of February 17, 1999 between BTP Acquisition Corp. and John R. Henesey Jr. (Exhibit 10.30 to Current Report on Form 8-K for the event occurring on February 17, 1999)

10.31 Employee Stock Purchase Plan (Exhibit 4.1 to Registration Statement on Form S-8, No. 333- 86345, filed September 1, 1999.

10.32 Loan and Security Agreement dated August 3, 1999 among the Company, Cunningham Graphics, Inc., Cunningham Graphics Realty, L.L.C., Boston Towne Press, Inc., Cunningham Graphics Delaware, Inc., CGII California Holdings, Inc., MVP Graphics, Inc., Super Pack, Inc., Bengal Graphics, Inc., Summit Bank, as Agent, The Bank of New York, Chase Manhattan Bank and National Bank of Canada (Exhibit 10.32 to Quarterly Report on Form 10-Q for the quarter ending June 30, 1999).

10.34 Agreement for the sale and purchase of the entire issued share capital of Venus Holdings Limited dated June 21, 1999 by and among Venus Holdings Limited, Brian Coles, Wendy Kathleen Coles, and Brian Coles and Wendy Coles as the trustees of the Brian and Wendy Coles Retirement Relief Trust (Exhibit 10.34 to Current Report on Form 8-K/A for the event occurring on June 21, 1999).

10.35 Underlease dated 3 November 1986 between Wimgrove Investments Limited (lessor) and East London Telecommunications Limited (lessee) for premises at Unit C3 Enterprise Business Park

10.36 First Amendment dated December 31, 1999 to Loan and Security Agreement among the Company, Cunningham Graphics, Inc., Cunningham Graphics Realty, L.L.C., Cunningham Graphics Delaware, Inc., MVP Graphics, Inc., Bengal Graphics, Inc., D & L Graphics, Inc., Colorfast Printing, Inc., GCG/Seville, Inc., Mirror Graphics, Inc., Cunningham Graphics Digital, Inc., Boston Towne Press, Inc., Summit Bank, as Agent, The Bank of New York, Chase Manhattan Bank and National Bank of Canada.

10.37 Employment Agreement dated as of November 15, 1999 among Gerald (L.J.) Baillargeon, the Company and Cunningham Graphics, Inc.

21        Subsidiaries of the Company

23        Consent of Ernst & Young LLP

24        Power of attorney

27        Financial Data Schedule

(b)       Reports on Form 8-K:

          There were no reports on Form 8-K filed for the quarter ended December 31, 1999.

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNDER DULY AUTHORIZED.

                                        CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                                        By: /s/  Michael R. Cunningham
                                           -------------------------------------
                                                 Michael R. Cunningham
                                        President, Chief Executive Officer
                                                          And
                                        Chairman of the Board of Directors

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Date                       Signature                          Title
         ----                       ---------                          -----
March 29, 2000             /s/ Michael R. Cunningham          President, Chief Executive Officer
                           -----------------------------      And
                            Michael R. Cunningham             Chairman of the Board of Directors


March 29, 2000                      *                         Executive Vice President
                           -----------------------------      And Director
                             Gordon J. Mays

March 29, 2000             /s/ Gerald (L. J.) Baillargeon     Acting Chief Financial Officer
                           ------------------------------     (Principal Financial and Accounting Officer)
                            Gerald (L.J.) Baillargeon

March 29, 2000                      *                         Director
                           ------------------------------
                             Arnold Spinner

March 29, 2000                      *                         Director
                           ------------------------------
                             James J. Cunningham

March 29, 2000                      *                         Director
                           ------------------------------
                             Laurence Gerber

March 29, 2000                     *                         Director
                           ------------------------------
                             Stanley J. Moss

/s/ Michael R. Cunningham
--------------------------------------------------------
*  Michael R. Cunningham, as Attorney-In-Fact

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
   Index to Consolidated Financial Statements and Financial Statement Schedule

                                    Contents

Report of Independent Auditors ..................................................................  F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 1998 and 1999 ....................................  F-3
Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999 ..........  F-4
Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1997, 1998 and 1999 ............................................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 ......  F-6
Notes to Consolidated Financial Statements ......................................................  F-7


Financial Statement Schedule

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

REPORT OF INDEPENDENT AUDITORS






To the Board of Directors and Stockholders of Cunningham Graphics International, Inc.


We have audited the accompanying consolidated balance sheets of Cunningham Graphics International, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cunningham Graphics International, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ Ernst & Young LLP


Metro Park, New Jersey
February 1, 2000

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
              CONSOLIDATED BALANCE SHEETSDECEMBER 31, 1998 AND 1999
               (in thousands, except share and per share amounts)

                                                                              1998                1999
                                                                            --------            --------
Assets
Current assets:
   Cash and cash equivalents                                                $  2,179            $  5,131
   Accounts receivable (net of allowance for
doubtful accounts of $146 and $224, respectively)                              9,199              24,906
   Inventories                                                                 1,301               3,357
   Prepaid expenses and other current assets                                     383               2,523
   Deferred income taxes                                                         520               1,234
                                                                            --------            --------
Total current assets                                                          13,582              37,151
Cash held for acquisitions, land and building addition                         9,700                 975
Property, plant and equipment - net                                            8,652              40,833
Other assets                                                                     860               4,051
Goodwill, net of accumulated amortization of $176 in 1998
     and $1,006 in 1999                                                       10,795              49,362
                                                                            --------            --------
                                                                            $ 43,589            $132,372
                                                                            ========            ========



Liabilities and stockholders' equity Current liabilities:
   Revolving line of credit                                                 $    419            $  1,622
   Current portion of long-term debt                                             580                 939
   Current portion of obligations under capital leases                           493               2,563
   Accounts payable                                                            3,102              15,526
   Accrued expenses                                                            3,069               9,852
   Income taxes payable                                                          499                 607
                                                                            --------            --------
Total current liabilities                                                      8,162              31,109
Long-term debt, net of current portion                                           769               7,844
Obligations under capital leases- net of current portion                       1,216               5,689
Revolving line of credit - net of current portion                                                 38,419
Deferred income taxes                                                            932               3,176
Commitments
Stockholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized, none
      issued and outstanding for 1998 and 1999                                  --                  --
   Common stock, no par value; 30,000,000 shares
authorized, 5,305,000 and 5,731,399 shares issued and outstanding in
     1998 and 1999, respectively                                              29,395              36,003
   Accumulated other comprehensive income                                          1                 469
   Retained earnings                                                           3,114               9,663
                                                                            --------            --------
Total stockholders' equity                                                    32,510              46,135
                                                                            --------            --------
                                                                            $ 43,589            $132,372
                                                                            ========            ========

                             See accompanying notes.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
               (in thousands, except share and per share amounts)

                                                                     1997                1998                 1999
                                                                 -----------          -----------          -----------
Net sales                                                        $    35,744          $    53,146          $   110,671

Operating expenses:
   Costs of production                                                26,894               37,694               74,707
   Selling, general and administrative                                 5,794                7,783               17,921
   Non-recurring moving costs                                           --                   --                  1,017
   Depreciation and amortization                                         694                1,252                4,873
                                                                 -----------          -----------          -----------
                                                                      33,382               46,729               98,518
                                                                 -----------          -----------          -----------
Income from operations                                                 2,362                6,417               12,153
   Interest expense                                                     (250)                (400)              (2,073)
   Interest income                                                      --                    475                   21
   Other income                                                           35                    5                  195
                                                                 -----------          -----------          -----------
Income before income taxes                                             2,147                6,497               10,296
   Provision for income taxes                                            129                2,489                3,747
                                                                 -----------          -----------          -----------
Net income                                                       $     2,018          $     4,008          $     6,549
                                                                 ===========          ===========          ===========

Earnings per share
   Basic                                                                                                   $      1.15
                                                                                                           ===========
   Diluted                                                                                                 $      1.15
                                                                                                           ===========

Weighted average number of common shares
   Basic                                                                                                     5,692,456
                                                                                                           ===========
   Diluted                                                                                                   5,718,371
                                                                                                           ===========

Pro Forma Data (unaudited):
Income before income taxes                                       $     2,147          $     6,497
   Pro forma provision for income taxes                                  880                2,809
                                                                 -----------          -----------
Pro forma net income                                                   1,267          $     3,688
                                                                 ===========          ===========
Pro forma earnings per common share:
   Basic                                                         $      0.43          $      0.80
                                                                 ===========          ===========
   Diluted                                                       $      0.43          $      0.80
                                                                 ===========          ===========

Pro forma weighted average number of common shares:
   Basic                                                           2,964,492            4,587,941
                                                                 ===========          ===========
   Diluted                                                         2,964,492            4,637,024
                                                                 ===========          ===========



                             See accompanying notes.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                      (in thousands, except share amounts)


                                      ------------------------
                                           Common Stock
                                      ------------------------
                                                                                     Accumulated
                                                                      Additional       Other
                                                                       Paid-in      Comprehensive       Retained
                                        Shares         Amount          Capital         Income           Earnings         Total
                                      ---------      ---------       -----------    -------------       ---------       --------
Balance at December 31, 1996                119             $6             $734              --              $604         $1,344
   Distributions                                                                                             (211)          (211)
   Net income                                                                                               2,018          2,018
                                      ---------      ---------        ---------      ----------         ---------       --------
Balance at December 31, 1997                119              6              734              --             2,411          3,151
   Elimination of Predecessor's
      common stock in the
      Reorganization                       (119)            (6)                                                               (6)
   Reorganization of the
      Predecessor                     2,595,261         (2,191)            (734)                           (1,846)        (4,771)
   Issuance of common stock:
     Initial public offering          2,530,000         29,249                                                            29,249
     Acquisition                        169,739          2,207                                                             2,207
   Exercise of stock options             10,000            130                                                               130
   Distributions                                                                                           (1,459)        (1,459)
   Net Income                                                                                               4,008          4,008
   Currency translation
     Adjustment                                                                               1                                1
                                                                                                                        --------
   Comprehensive income                                                                                                    4,009
                                      ---------      ---------        ---------      ----------         ---------       --------
Balance at December 31, 1998          5,305,000         29,395               --               1             3,114         32,510
   Issuance of common stock
      for an acquisition                398,216          6,181                                                             6,181
   Exercise of stock options             28,183            366                                                               366
   Issuance of common stock
      options                                               61                                                                61
   Net income                                                                                               6,549          6,549
   Currency translation
      adjustment                                                                            468                              468
                                                                                                                        --------
   Comprehensive income                                                                                                    7,017
                                      ---------      ---------        ---------      ----------         ---------       --------
Balance at December 31, 1999          5,731,399      $  36,003        $      --      $      469         $   9,663       $ 46,135
                                      =========      =========        =========      ==========         =========       ========


                             See accompanying notes.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (in thousands)

                                                                             1997             1998             1999
                                                                           --------         --------         --------
Cash flows from operating activities
Net income                                                                 $  2,018         $  4,008         $  6,549
Adjustments to reconcile net income to net cash
   Provided by operating activities
   Depreciation and amortization                                                694            1,252            4,873
   Gain on sale of equipment                                                    (18)            --               --
   Deferred income taxes                                                        (31)             292              593
   Changes in operating assets and liabilities, net
     of effects of acquired business:
     Accounts receivable                                                     (1,066)          (1,880)          (5,159)
     Inventories                                                               (399)            (165)          (1,073)
     Prepaid expenses and other current assets                                   (8)            (235)            (939)
     Other assets                                                              (324)             313           (3,119)
     Notes and advances receivable - stockholder/officers                        22              136             --
     Accounts payable                                                           193           (1,580)           5,710
     Accrued expenses                                                           369            1,134              452
     Other liabilities                                                         --                (60)             (18)
                                                                           --------         --------         --------
Net cash provided by operating activities                                     1,450            3,215            7,869
Cash flows from investing activities
   Proceeds from the disposition of equipment                                 1,349              182              699
   Acquisition of property and equipment                                     (2,146)          (4,614)         (17,917)
   Acquisition of businesses, net of cash acquired                             --             (6,149)         (40,955)
                                                                           --------         --------         --------
Net cash used in investing activities                                          (797)         (10,581)         (58,173)
Cash flows from financing activities

   Net  principal (payments) proceeds on revolving line of credit            (1,050)            (352)          39,381
   Proceeds from long-term borrowings                                         1,023             --              7,400
   Principal payments on long-term borrowings                                  (476)          (3,127)            (906)
   Principal payments on obligations under capital lease                       (188)            (468)          (2,123)
   Principal payments on notes payable - related parties                       (227)            --               --
   Shareholder distributions                                                   (211)          (6,236)            --
   Net proceeds from sale of common stock                                      --             29,249             --
   Proceeds from the exercise of stock options                                 --                130              366
                                                                           --------         --------         --------
Net cash provided by (used in) financing activities                          (1,129)          19,196           44,118
Effect of exchange rate changes on cash and cash equivalents                                     (18)             413
                                                                           --------         --------         --------
Net (decrease) increase in cash                                                (476)          11,812           (5,773)
Cash and cash equivalents, beginning of year                                    543               67           11,879
                                                                           --------         --------         --------
Cash and cash equivalents, end of year                                     $     67         $ 11,879         $  6,106
                                                                           ========         ========         ========
Supplemental disclosure of cash flow data
   Income taxes paid                                                       $    169         $  1,963         $  2,581
   Interest paid                                                           $    251         $    400         $  1,582
Supplemental disclosure of noncash investing and
financing activities
   Acquisition of equipment under capital lease                            $   --           $    967         $   --
   Stock issued for acquisition                                            $   --           $  2,207         $  6,181
   Debt assumed in business acquisitions                                   $   --           $   --           $ 10,343


                             See accompanying notes.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

On April 22, 1998 Cunningham Graphics, Inc. (the "Predecessor") reorganized (the "Reorganization") such that all the stockholders of the Predecessor contributed all of the outstanding shares of common stock of the Predecessor to Cunningham Graphics International, Inc. (the "Company"), in exchange for a total of 2,595,261 shares of common stock, no par value (the "Common Stock") and promissory notes (the "Exchange Notes") in the aggregate principal amount of $2,600. In the Reorganization, the Company also assumed the Predecessor's obligations under promissory notes in the aggregate principal amount of $2,200, representing undistributed S corporation taxable income (the "Distribution Notes"). Collectively, the Exchange Notes and Distribution Notes are known as the "Reorganization Notes." Concurrently with the Reorganization, the Company sold 2,530,000 shares of Common Stock in an initial public offering (the "Offering"). The Company used a portion of the proceeds to repay the Reorganization Notes.

The Company provides a wide range of graphic communication services to financial institutions and corporations throughout North America, the United Kingdom and Asia focusing on producing and distributing time-sensitive analytical research and marketing materials and on providing on-demand printing services.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Reorganization has been accounted for in a manner similar to a pooling of interests and, accordingly, the historical carrying values of the assets and liabilities of the Predecessor were not affected by the Reorganization. The Company conducted no business prior to the Reorganization and, accordingly, it was not included in the results of operations of the Predecessor. The accompanying financial statements for the year ended December 31, 1997 include the accounts and results of operations of the Predecessor. The accompanying consolidated financial statements as of and for the year ended December 31, 1998 include the accounts and results of operations of the Predecessor for the period from January 1, 1998 through April 22, 1998 and the results of the Company from April 23, 1998 through December 31, 1998, including the results of operations of Roda Limited, an English Corporation, ("Roda") from April 27, 1998 (date of acquisition) through December 31, 1998. The accompanying consolidated financial statements as of and for the year ended December 31, 1999 include the accounts and results of operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

Selected unaudited statement of income data for the year ended December 31, 1998 are as follows:


                                                                    Year ended
                              January 1 to    April 23, 1998 to    December 31,
                             April 22, 1998   December 31, 1998       1998
                             --------------   -----------------    ------------

Net sales                        $13,390            $39,756          $53,146
                                 =======            =======          =======

Income from operations           $ 1,044            $ 5,373          $ 6,417
                                 =======            =======          =======

Income before income taxes       $   973            $ 5,524          $ 6,497

Provision for income taxes            79              2,410            2,489

                                 -------            -------          -------
Net income                       $   894            $ 3,114          $ 4,008
                                 =======            =======          =======


PRO FORMA ADJUSTMENTS

The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to federal and additional state income taxes during the year ended December 31, 1997 and the period January 1, 1998 through April 22, 1998. The unaudited pro forma net income for the year ended December 31, 1997 and 1998 reflects a decrease of $751 and $320 for the year ended December 31, 1997 and the period January 1, 1998 through April 22, 1998, respectively for income taxes based upon income before income taxes as if the Company had been subject to federal and additional state income taxes.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less when acquired.

CONCENTRATION OF CREDIT RISK

The Company performs periodic credit evaluations of its customers and generally does not require collateral.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost or market by the specific identification method. Inventory consists of raw materials and work in process. Finished goods are shipped upon completion.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization of assets, including those under capital lease, are computed using the straight-line method over the lesser of the estimated useful lives of the related assets or the lease term. Useful lives range from 3 to 39 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets, including goodwill resulting from business acquisitions, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such event has occurred.

GOODWILL

Goodwill represents the excess of cost over the estimated fair value of identifiable assets of businesses acquired and is being amortized on a straight-line basis over 40 years. Amortization expense was $176 and $830 for the years ended December 31, 1998 and 1999, respectively

INCOME TAXES

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

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be required to be adopted by the Company as of January 1, 2001, established standards for derivative instruments including those embedded in other contracts and for hedging activities. The new standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, was required to be adopted by the Company on January 1, 1999. Also, SOP 98-5, Reporting on the Costs of Start-Up Activities, was adopted by the Company as of January 1, 1999. The adoption of SOP 98-1 and SOP 98-5 did not have a material impact on the Company's financial statements.

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by owners and distributions to owners) and its components in the financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --(CONTINUED)

SEGMENTS

The Company presents segment information in accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates in a single segment. Statement 131 also requires disclosures about geographic areas and major customers. The Company has four geographic segments, which are made up of the operations of the United States, Canada, United Kingdom and Hong Kong and Singapore. The accounting policies of the reportable segments are the same as those of the Company. Amortization of goodwill is allocated from the United States segment to the foreign subsidiaries; however, the goodwill is maintained on the United States books.

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

STOCK-BASED COMPENSATION

As permitted by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No.
123), the Company has elected to follow Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the employee stock option equals or exceeds the fair market value of the underlying common stock on the date of grant.

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Stock options granted to non-employees are valued at fair value in accordance with SFAS No. 123 with related expenses recorded.

EARNINGS PER SHARE

Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, Earnings per Share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of Statement 128.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)

3.   ACQUISITIONS

During 1999, the Company purchased all of the outstanding shares or substantially all of the assets and assumed certain liabilities of the following commercial printing companies for the indicated consideration

                         Company                                Consideration
      ---------------------------------------------             -------------

      Workable Company Limited and Affiliates                     $ 13,255
      Boston Towne Press, Inc.                                       6,063
      Griffin House Graphics Limited and Affiliates                  6,740
      Venus Holdings Limited and Affiliates                          9,039
      MVP Graphics, Inc. and Affiliate                               4,957
      D&L Graphics, Inc.                                             4,178
      Golden Crane, Incorporated                                     3,629
      Mirror Graphics, Inc. and Affiliates                           8,401
      Bengal Graphics, Inc. and Affiliates                           3,013
      Goldhawk Reprographics Limited and Affiliates                  2,330

All of the consideration paid for the acquisitions was in cash, with the exception of Workable Company Ltd. where a portion of the consideration was paid through the issuance of 398,216 shares valued at $15.52 per share of the Company's Common Stock. At December 31, 1999, under the terms of the purchase agreements, the Company may be required to pay the sellers up to an additional $8,100 depending upon the earnings of the acquired companies through 2002. The aggregate cost of the acquisitions exceed the fair value of the acquired net assets by $38,721 and has been recorded as goodwill.

On April 27, 1998, the Company acquired all of the outstanding ordinary share capital of Roda Limited, an English corporation ("Roda") for consideration consisting of cash in the amount of $4,100 and 169,739 shares of Common Stock, valued at the Offering price of $13.00 per share. In addition, the Company purchased the outstanding preference share capital of Roda on June 4, 1998 for cash in the amount of $1,800. Additional acquisition costs aggregated $200. The acquisition was accounted for using the purchase method. Under this method, the purchase price is allocated to the assets and liabilities of the acquired enterprise as of the acquisition date based on their estimated respective fair values and are subject to revision for a period not to exceed one year from the date of acquisition. The excess of the purchase price over the net assets acquired totaled approximately $11,000 and was recorded as goodwill.

The pro forma unaudited results of operations for the year ended December 31, 1998 and 1999, assuming the Reorganization, the consummation of the acquisitions and issuance of the common stock as of January 1, 1998, are as follows:

                                               For the years ended December 31,
                                             -----------------------------------
                                                 1998                    1999
                                             ----------               ----------
        Net sales                            $  126,024               $  137,339
        Net income                                7,631                    7,406
        Per share data:
             Basic earnings                        1.66                     1.30
             Diluted earnings                      1.65                     1.30

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)

3.   ACQUISITIONS (CONTINUED)

The preceding unaudited pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had these acquisitions occurred on January 1, 1998, or of the future results of operations of the combined Company.

4.   CASH HELD FOR ACQUISITIONS AND BUILDING ADDITION

The cash held for acquisitions and building addition represents cash used subsequent to December 31, 1998 for business acquisitions and the purchase of a building.

At December 31, 1999, the Company also has contracted for the acquisition of an unimproved parcel of land, for a purchase price of $975. The closing of such transaction is contingent upon the completion of certain environmental remediation to the satisfaction of the New Jersey Department of Environmental Protection.

5.   INVENTORIES

Inventories consist of the following at December 31:

                                                          1998         1999
                                                         -------     -------

Raw materials (net of valuation allowance of $143
   and $149, respectively)                               $ 1,214     $ 2,452
Work-in-process                                               87         905
                                                         -------     -------
                                                         $ 1,301     $ 3,357
                                                         =======     =======

6.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                           1998       1999
                                                         -------     -------

Land, building and building improvements                 $   --      $13,045
Machinery and equipment                                   10,364      28,240
Furniture, fixtures and office equipment                   1,669       5,061
Leasehold improvements                                       685       1,555
Autos and transportation equipment                           326       1,367
                                                         -------     -------
                                                          13,044      49,268
Accumulated depreciation and amortization                  4,392       8,435
                                                         -------     -------
                                                         $ 8,652     $40,833
                                                         =======     =======

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)

6.   PROPERTY AND EQUIPMENT (CONTINUED)

The gross amount of the leased property included in property and equipment is $2,380 and $8,694 and accumulated amortization is $184 and $647 at December 31, 1998 and 1999, respectively. Amortization ($119, $113 and $354 in 1997, 1998 and 1999, respectively) of assets under capital leases is included in depreciation expense. During 1999, the Company capitalized approximately $250 of interest incurred during the construction period of the Jersey City facility. In connection with certain acquisitions the Company has machinery and equipment with a fair value of $500 which was held for sale at December 31, 1999 and is included in property and equipment.

7.   OTHER ASSETS

Included in other assets at December 31, 1998 is a deposit for $755 on a building, which was subsequently purchased in 1999. Included in other assets at December 31, 1999 is a deposit of $1,875 on printing equipment to be delivered in 2000.

8.   ACCRUED EXPENSES

Other accrued liabilities consists of the following at December 31:

                                                          1998             1999
                                                         ------           ------
Employee compensation                                    $1,529           $3,721
Due to sellers                                             --              2,000
Accrued interest                                                             470
Accrued professional fees                                                    420
Other                                                     1,540            3,241
                                                         ------           ------
                                                         $3,069           $9,852
                                                         ======           ======

9.   REVOLVING LINE OF CREDIT, LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
     LEASE

On August 3, 1999, the Company refinanced its debt and entered into a $60,000 credit facility (the "Credit Facility") with a group of banks. The Company may borrow up to $30,000 until July 2001 for acquisitions (the "Acquisition Line"), and $20,000 until July 31, 2004 for working capital, general business purposes and letters of credit (the "Working Capital Line"), on a revolving basis. The Company also borrowed $10,000 to repay its then existing indebtedness, payable in quarterly installments beginning on September 30, 2000. At the Company's option, the Credit Facility bears interest at either: (i) the bank's base rate plus a number of basis points depending upon the Company's maximum leverage ratio, as defined in the agreement or (ii) the Eurodollar rate plus a number of basis points depending upon the Company's maximum leverage ratio, as defined. At December 31, 1999, the weighted average interest rate on the Credit Facility was 8.4%. Among other things, the loan agreement restricts the Company's ability to incur indebtedness, pay dividends, make capital expenditures, dispose of assets, lend money to foreign subsidiaries and make acquisitions. The Credit Facility also requires the Company to maintain certain financial covenants, including minimum net worth, maximum leverage and debt coverage ratios. The facility is collateralized by substantially all of the assets of the Company's domestic subsidiaries and a controlling interest of the stock of the Company's foreign subsidiaries.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)

9. REVOLVING LINE OF CREDIT, LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

Effective December 31, 1999, the Company amended the Credit Facility and transferred $6,000 from the Acquisition Line to the Working Capital Line. After giving effect to the amendment, as of December 31, 1999 $7,600 remained available for borrowing for acquisitions and $9,100 remained available for working capital and general business purposes. Letters of credit totaling $4,100 were outstanding as of December 31, 1999.

Roda has a credit facility with a bank (the "Roda Facility") consisting of a $2,000 ((pound)1.2 million) term loan (the "Roda Term Loan") and a $750 ((pound)450) revolving line of credit. The line of credit is reviewed by the bank annually for renewal, and is payable on demand. The term loan is payable in equal monthly installments through October 2001. The debt bears interest at 1% above the banks base rate, as defined, and is collateralized by substantially all of Roda's assets. As of December 31, 1998 and 1999, approximately $419 ((pound)252) and $872 ((pound)542) was outstanding on the credit facility and $1,183 ((pound)716) and $748 ((pound)465) was outstanding under the term loan. The Company issued a standby letter of credit to the bank to guarantee the Roda Facility.

In 1998 the Company had a $30,000 revolving line of credit facility with a bank (the "Revolver"). At the Company's option, the facility incurred interest at either: (i) the bank's base rate less a number of basis points depending upon the Company's maximum leverage ratio, as defined in the agreement or (ii) the Eurodollar rate plus a number of basis points depending upon the Company's maximum leverage ratio, as defined. The Revolver was repaid on August 3, 1999 in connection with the refinancing described above.

The Company leases property and equipment under capital leases expiring in various years through 2005. Interest rates inherent in the leases range from 7% to 12%.

Long-term debt and obligations under capital leases consists of the following at December 31:

                                                                            1998               1999
                                                                          -------             -------
Revolving line of credit                                                  $   419             $40,041
Notes payable to bank, payable in monthly installments of $61 including interest at 7.5%, with a final payment of $5,038 due in March 2009 (secured by certain real estate with a carrying
value of approximately $13,000)                                              --                 7,313
Roda Term Loan                                                              1,189                 748
Various capital lease obligations                                           1,709               8,252
Other notes payable                                                           160                 722
                                                                          -------             -------
                                                                            3,477              57,076
Less current maturities                                                     1,492               5,124
                                                                          -------             -------
                                                                          $ 1,985             $51,952
                                                                          =======             =======

The weighted average interest rate on short-term borrowings 7.25% and 8.5% at December 31, 1998 and 1999, respectively.

The aggregate fair value of the instruments representing the Company's revolving line of credit, long-term debt and obligations under capital lease approximate their carrying value at December 31, 1998 and 1999. Such fair values are estimated based on discounting the estimated future cash flows using the Company's incremental borrowing rate for similar debt instruments.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)

9. REVOLVING LINE OF CREDIT, LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

Maturities of long-term debt and obligations under capital lease (principal and interest) for each of the next five years are as follows:

                                                                    Obligations
                                                   Long-Term       Under Capital
                                                     Debt              Lease
                                                   ---------       -------------

2000                                                $ 2,561           $ 3,126
2001                                                    889             2,459
2002                                                    209             1,826
2003                                                    223             1,234
2004                                                 38,656               684
Thereafter                                            6,286               574
                                                    -------
Total long-term debt                                $48,824
                                                    =======           -------

Total minimum lease payments                                            9,903
Less amount representing interest                                       1,651
                                                                      -------
Present value of net minimum lease payments                           $ 8,252
                                                                      =======

10.  INCOME TAXES

The provision for income taxes consists of the following:

                              1997                1998                   1999
                            -------              -------                -------
        Current:
          Federal           $  --                $ 1,351                $ 1,478
          State                 160                  764                    524
          Foreign              --                    136                  1,152
                            -------              -------                -------
                                160                2,251                  3,154
        Deferred:
          Federal              --                     17                    415
          State                 (31)                  (4)                    17
          Foreign              --                    225                    161
                            -------              -------                -------
                                (31)                 238                    593
                            -------              -------                -------
        Total               $   129              $ 2,489                $ 3,747
                            =======              =======                =======

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
         (dollars in thousands, except per share amounts) -(continued)

10.  INCOME TAXES (CONTINUED)

The differences between the provisions for income taxes and the amounts that would result from applying the statutory federal tax rate to income before income taxes for the year ended December 31, 1999 is summarized as follows:

         Statutory federal income tax rate                       34.0%
         Non-deductible amortization of goodwill                  2.8
         State income tax, net of federal benefit                 3.5
         Benefit of lower foreign tax rates                      (3.9)
                                                                 ----
         Effective income tax rate                               36.4%
                                                                 ====

The significant components of the Company's deferred tax assets and liabilities were as follows at December 31:

                                                            1998         1999
                                                          -------       -------
         Current deferred tax assets:
              Accrued liabilities                         $   128       $   500
              Allowance for doubtful accounts                  83           324
              Employee compensation                           219           217
              Inventory                                        90           193
                                                          -------       -------
         Total current deferred tax assets                    520         1,234

         Non-current deferred tax assets
              Net operating loss carryforwards               --             270
                                                          -------       -------
         Total non-current deferred tax assets               --             270

         Non-current deferred tax liabilities
              Fixed assets                                    932         3,278
              Other                                                         168
                                                          -------       -------
         Total non-current deferred tax liabilities           932         3,446
                                                          -------       -------
         Net deferred tax liabilities                     $  (412)      $(1,942)
                                                          =======       =======

As of December 31, 1999, the Company has net operating loss carryforwards of approximately $752 from acquired companies that will begin to expire in 2005.

The Company has unremitted foreign earnings of approximately $4,800 at December 31, 1999. It is the Company's intention to permanently reinvest those earnings in its foreign operations. Accordingly, no federal deferred taxes have been provided on those earnings. If such earnings were to be remitted, it is possible there would be withholding taxes (although not readily determinable) on such remittances.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
         (dollars in thousands, except per share amounts) -(continued)


11.  STOCK OPTION PLANS

In February 1998, the Board of Directors and the sole stockholder of the Company adopted the 1998 Stock Option Plan ("1998 Plan") and reserved 450,000 shares of Common Stock for issuance thereunder. The Plan provides for the granting to employees (including employee directors and officers) of incentive stock options and nonstatutory stock options to employees and consultants.

Additionally, in February 1998, the Board of Directors and the sole stockholder of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan") and reserved 150,000 shares of Common Stock for issuance thereunder. Directors of the Company who are not employees of the Company or any of its subsidiaries are eligible to participate in the plan.

Options issued under both the 1998 Plan and the Directors' Plan expire ten years from the date of grant. The vesting period for options granted under the 1998 Plan varies among employees and ranges from immediately to three years. The vesting period for options granted under the Directors' Plan is six months following the date of grant. Options granted under the plans have exercise prices equal to but not less than the fair market value of the common stock on the grant date.

The following summarizes the activity in the options outstanding for the combined plans during 1998:

                                                                     Weighted
                                                     Number of        Average
                                                      Options     Exercise Price
                                                     ---------    --------------

         Outstanding at January 1, 1998                  --           $ --
         Granted                                      303,700          13.00
         Canceled                                      (3,950)         13.00
         Exercised                                    (10,000)         13.00
                                                      -------
         Outstanding at December 31, 1998             289,750          13.00
         Granted                                      189,000          14.81
         Canceled                                      (7,950)         13.00
         Exercised                                    (28,183)         13.00
                                                      -------
         Outstanding at December 31, 1999             442,617          13.78
                                                      =======

         Exercisable at December 31, 1999             305,472          13.24

At December 31, 1999, the weighted average remaining contractual life of the options outstanding is 8.4 years.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)


12.  STOCK OPTION PLANS (CONTINUED)

At December 31, 1999, an aggregate of 561,817 shares of common stock are reserved for issuance under the plans.

Had the Company used the fair value-based method of accounting for the stock option plans prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income and diluted earnings per share would have been reduced to the following pro forma amounts:

                                             ---------------------------
                                                1998              1999
                                             ---------         ---------
         Net income                          $   2,529         $   5,860
         Diluted earnings per share          $    0.55         $    1.02

The pro forma compensation expense may not be representative of future amounts because options vest over several years and additional options may be granted in future years.

The weighted-average grant date fair value of options granted during 1998 and 1999 were $4.83 and $5.50, respectively. The weighted-average grant date fair value of options was determined by utilizing the Black-Scholes option-pricing model with the following key assumptions for 1998 and 1999:

         Dividend yield                               0%
         Expected volatility                         30%
         Risk-free interest rate                   5.75%
         Expected life                           5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

During 1999, the Company issued 10,000 options to a consultant related to an acquisition. The options were valued at $61 using the Black-Scholes model and are included in the purchase price. The options have an exercise price of $16.50 and vest over three years. None of the options were exercisable at December 31, 1999.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)


13.  EMPLOYEE BENEFIT PLAN

The Company has defined contribution employee benefit plans in the United States and in the United Kingdom covering substantially all employees. The Company may elect to contribute to the plan in amounts and dates determined by the management in its discretion. For the years ended December 31, 1997, 1998 and 1999 the Company made aggregate contributions of $52, $118 and $165 respectively, to the plans.

14.  COMMITMENTS

The Company leases office and manufacturing facilities, equipment and trucks under noncancelable operating leases expiring in various years through 2007. Certain of these leases contain renewal options for specified periods.

Future minimum rental payments for each of the next five years and in the aggregate under the above lease agreements are as follows:

                     2000                                $4,765
                     2001                                 4,205
                     2002                                 3,392
                     2003                                 2,628
                     2004                                 1,832
                     Thereafter                           3,813
                                                      ---------
                                                      $  20,635
                                                      =========

Rent expense under all operating leases was $631, $887 and $4,251 for the years ended December 31, 1997, 1998 and 1999, respectively.

15.  CONCENTRATIONS

Sales to customers representing 10% or more of the Company's total net sales (four customers in 1997, 24%, 13%, 10% and 10% each respectively; three customers in 1998, 24%, 15% and 10% each respectively; three customers in 1999, 12% each) represented total net sales of $20,375, $25,752 and $40,160, respectively. Included in trade accounts receivable are amounts due from these customers of $3,127 and $5,856 as of December 31, 1998 and 1999, respectively. If one of these major customers were to discontinue or significantly reduce the use of the Company's services, the business, results of operations and financial condition could materially suffer.

The Company has 1,189 employees of which 385 are members of a union in the United States and 50 are members of a union in the United Kingdom.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)


16.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company's single business segment is the production and distribution of time-sensitive analytical research marketing materials, commercial printing, digital printing, outsourcing services and on providing on-demand printing services.

All of the Company's financial results prior to April 27, 1998, the date of the acquisition, of Roda, were from U.S. operations only. The following table presents financial information based on the Company's geographic segments for the year ended December 31, 1998 and 1999 (dollars in thousands):


         For the Year Ended December 31, 1998

                                                                    Income from        Income Before         Identifiable
                                                 Net Sales          Operations             Taxes                Assets
                                                 ---------          ----------         -------------         ------------
         United States                            $ 46,005            $ 5,151             $ 5,512               $29,527
         United Kingdom                              7,141              1,266                 985                14,062
                                                  --------            -------             -------              --------
         Total                                    $ 53,146            $ 6,417             $ 6,497              $ 43,589
                                                  ========            =======             =======              ========

         For the Year Ended December 31 1999

                                                                    Income from        Income Before         Identifiable
                                                 Net Sales          Operations             Taxes                Assets
                                                 ---------          ----------         -------------         ------------
         United States                            $ 76,128            $ 7,283             $ 5,990              $ 80,177
         United Kingdom                             21,824              1,658               1,162                32,659
         Hong Kong and Singapore                     9,143              2,023               2,064                14,067
         Canada                                      3,576              1,189               1,080                 5,469
                                                  --------            -------             -------              --------
         Total                                    $110,671            $12,153             $10,296              $132,372
                                                  ========            =======             =======              ========

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)


17.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      December 31,          December 31,        December 31,
                                                                          1997                 1998                1999
                                                                      ------------          ------------        ------------
                                                                       (Pro forma)          (Pro forma)
Numerator:
   Net income for basic and diluted earnings per share                $     1,267           $    3,688           $    6,549
                                                                      ===========           ==========           ==========

Denominator
   Denominator for basic earnings per share - weighted average
     common shares                                                      2,946,492            4,587,941            5,692,456
   Effect of dilutive securities - employee stock options                    --                 49,083               25,915
                                                                      -----------           ----------           ----------
   Denominator for diluted earnings per share- adjusted
     weighted average common shares and assumed conversion              2,964,492            4,637,024            5,718,371
                                                                      ===========           ==========           ==========

Basic earnings per common share                                       $      0.43           $     0.80           $     1.15
                                                                      ===========           ==========           ==========
Diluted earnings per common share                                     $      0.43           $     0.80           $     1.15
                                                                      ===========           ==========           ==========

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999
                (dollars in thousands, except per share amounts)


18.  QUARTERLY DATA

                                                                           1999
                                            ----------------------------------------------------------------------
                                             First               Second                Third               Fourth
                                            -------              -------              -------              -------
Net sales                                   $18,301              $22,562              $31,335              $38,472
Gross profit                                  6,051                7,630               10,319               11,964
Net income                                    1,395                1,090                1,824                2,240
Earnings per share:
     Basic                                     0.25                 0.19                 0.32                 0.39
     Diluted                                   0.25                 0.19                 0.32                 0.39

                                                                           1998
                                            ----------------------------------------------------------------------
                                             First               Second                Third               Fourth
                                            -------              -------              -------              -------
Net sales                                   $10,850              $13,080              $14,191              $15,025
Gross profit                                  2,726                3,731                4,052                4,943
Net income                                                                              1,030                1,298
Pro forma net income                            525                  835
Earnings per share:
     Basic                                                                               0.19                 0.25
     Diluted                                                                             0.19                 0.24
Pro forma earnings per common share:
     Basic                                     0.18                 0.17
     Diluted                                   0.18                 0.17

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                               Charged to
                                                Beginning       Cost and                       Ending
           Description                           Balance         Expense      Write-offs       Balance
           -----------                           -------         -------      ----------       -------
Year ended December 31, 1999
  Allowances for accounts receivable               $146            $ 78           $--            $224
Year ended December 31, 1998
  Allowances for accounts receivable                 50              96            --             146
Year ended December 31, 1997
  Allowances for accounts receivable                 28              31              9             50

                                                               Charged to
                                                Beginning       Cost and                       Ending
           Description                           Balance         Expense      Write-offs       Balance
           -----------                           -------         -------      ----------       -------
Year ended December 31, 1999
  Allowances for unsaleable inventories            $143            $  6           $--            $149
Year ended December 31, 1998
  Allowances for unsaleable inventories             194              84            135            143
Year ended December 31, 1997
  Allowances for unsaleable inventories             200              86             92            194