Form 10-K/A
period 1999-12-31
CUNNINGHAM GRAPHICS INTERNATIONAL INC
filed 2000-05-01
CIK 1053949

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999
Commission File Number:  000-24021

                     Cunningham Graphics International, Inc.
             (Exact Name of Registrant as Specified in its Charter)

         New Jersey                                           22-3561164
(State or Other Jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)
100 Burma Road
Jersey City, New Jersey  07305                                  07305
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (201) 217-1990

     Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

                                      None.


     Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 24, 2000

                    COMMON STOCK, NO PAR VALUE - $70,243,338

        The number of shares outstanding of the issuer's common stock as of April 24, 2000:

                     COMMON STOCK, NO PAR VALUE - 5,757,606

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

================================================================================

                                EXPLANATORY NOTE

     The Registrant is amending its Annual Report on Form 10-K for the year ended December 31, 1999 to include the information required in Part III, Items 10 through 13, which was omitted in the original filing pursuant to General Instruction G(3) of this Form 10-K.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The name and age of each of the directors, their respective positions with the Company and the period during which each such individual has served as a director are set forth below. Additional biographical information concerning each of the nominees and each of the incumbent directors and executive officers follows the table.

        Name               Age      Position with the Company          Held Position Since
        ----               ---      -------------------------          -------------------
Michael R. Cunningham       40      Chairman of the Board, President          1998
                                    and Chief Executive Officer
                                    (Class C)

Gordon Mays                 43      Director and Executive Vice               1998
                                    President (Class C)

Laurence Gerber(1)          43      Director (Class B)                        1998

James J. Cunningham         42      Director (Class B)                        1998

Arnold Spinner(1)           65      Director (Class A)                        1998

----------
(1)  Member of the Compensation and Audit Committees.

                   CERTAIN BIOGRAPHICAL INFORMATION CONCERNING
                   INCUMBENT DIRECTORS AND EXECUTIVE OFFICERS

     Michael R. Cunningham, the principal founder of the Company and Cunningham Graphics, Inc., its predecessor and now wholly-owned subsidiary ("CGI"), has been the President and Chief Executive Officer of the Company and CGI since each inception in 1998 and 1983, respectively. Mr. Cunningham has spent his entire professional career in the printing and document production industry. He also teaches Quality Control at the Center for Graphic Communications Management and Technology of New York University. Mr. Cunningham has a Masters Degree in Graphic Communications, Management and Technology from New York University.

     Gordon Mays has served as a director and Executive Vice President of the Company or CGI since 1991. He is presently responsible for marketing and business development and is also responsible for overseeing the Company's management information services departments, including overseeing cost control measures and governmental compliance. He has spent his entire professional career in the printing and document production industry. From 1977 to 1991, Mr. Mays was employed by Latham Process Corporation where he was responsible for production and sales.

     Laurence Gerber has been a Director of the Company since April 1998. He is Chairman and Chief Executive Officer of Epoch Senior Living, Inc., which he co-founded in late 1997. Prior thereto, since 1991, he was President and Chief Executive Officer of Berkshire Group. From 1991 to 1997, he was also President and Chief Executive Officer of Berkshire Realty Co., Inc. (NYSE). From June 1996 to October 1997, he was a director and member of the executive committee of Harborside Healthcare Corporation (NYSE).

     James J. Cunningham has been a Director of the Company or CGI since 1989. He has been engaged in the private practice of law in San Diego, California since 1987, and specializes in workers' compensation and labor and employment law. Mr. Cunningham is the brother of Michael R. Cunningham, the Chairman of the Board, President and Chief Executive Officer of the Company.

     Arnold Spinner, Ph.D, has been a Director of the Company since April 1998. In 1999, he retired as a member of the faculty of New York University where he held various teaching and administrative positions since 1965. He will continue as Director of the Center for Graphic Communications Management and Technology of New York University, a position he has held since 1984, through June 2000.

     Timothy Mays, 41, has served as Executive Vice President of Sales and Secretary of the Company or CGI since 1991. He presently oversees sales to major corporate clients. He has spent his entire professional career in the printing and document production industry. From 1979 to 1991, Mr. Mays was employed by Latham Process Corporation where he was engaged in sales. Messrs. Timothy Mays and Gordon Mays are first-cousins.

     Robert Needle, 41, joined CGI in 1995 and has served as Chief Operating Officer of the Company since February 1998. Mr. Needle has served in various capacities for the Company or CGI since 1995, including Co-Chief Operating Officer from January 1997 to February 1998. He is responsible for all operations of the Company. He has spent his entire professional career in the printing and document production industry. From 1988 to 1995, Mr. Needle was employed by Goldman, Sachs and Co., first as Art Director of the Graphics Department and then as Manager of Print Operations.

     Ned Hood joined the Company as Chief Technology Officer in September 1999. From November 1996 to September 1999 he was employed as Vice President of Operations and Technology for XYAN, Inc. From April 1993 to November 1996 Mr. Hood was employed as Vice President of Production Operations for Reed Technology & Information Services.

     Ioannis Lykogiannis, 48, has served as Senior Vice President, Operations of the Company or CGI since 1995. Mr. Lykogiannis has served in various capacities for the Company or CGI since 1991, including Plant Manager from 1991 to 1995. He is responsible for all internal production operations of the Company. From approximately 1984 to 1991, Mr. Lykogiannis was employed by Latham Process Corporation, most recently as a Plant Production Manager.

     Gerald (L.J.) Baillargeon, 33, joined the Company as Vice President - Finance in 1998, became Acting Chief Financial Officer in November 1999 and was appointed as Chief Financial Officer in March 2000. From December 1993 to September 1998, Mr. Baillargeon was employed by Ernst & Young LLP, first as a senior accountant and then as a manager. He is licensed as a certified public accountant in the State of New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Based solely on a review of the copies of reports furnished to the Company and written representations from the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's equity securities, the Company believes that, during fiscal year 1999, all filing requirements applicable to its officers, directors and ten percent beneficial owners were met.

Meetings of the Board and Committees

     During fiscal year 1999, the Board of Directors met thirteen times, nine of which were telephonic meetings. Each of the directors attended at least 75% of all meetings of the Board of Directors and the total number of meetings held by all committees of the Board of Directors of which each respective director was a member during the time he was serving as such during the fiscal year ended December 31, 1999.

     The Board of Directors has created an Audit Committee and a Compensation Committee. Each committee is comprised of Arnold Spinner and Laurence Gerber. None of the members of the Audit Committee or the Compensation Committee is or has been an officer or employee of the Company.

     The Audit Committee, which held two meeting during fiscal year 1999, periodically reviews the Company's auditing practices and procedures and makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time-to-time to comply with applicable auditing rules, regulations and practices, and recommends independent auditors for the Company to be elected by the stockholders.

     The Compensation Committee, which held three meetings during fiscal year 1999, has responsibility for making recommendations to the Board of Directors concerning the compensation and benefits payable to the Company's executive officers and other senior executives and administers the Company's stock option plan for employees.

ITEM 11  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for each of the fiscal years ended December 31, 1999, 1998 and 1997 of those persons who were, at December 31, 1999, (i) the Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Company for the fiscal year ended December 31, 1999 (the "named executive officers"):

                           Summary Compensation Table


                                                        Annual Compensation                      Long Term Compensation
                                                  ----------------------------------------------------------------------------
Name and Principal Position                                                              Securities
---------------------------                                                              Underlying             All Other
                                   Year           Salary ($)             Bonus ($)       Options (#)       Compensation ($) (1)
                                   ----           ---------              --------        ----------        -------------------
Michael R. Cunningham,             1999            250,000                30,000               --                 6,215(2)
Chairman of the Board,             1998            240,552                50,000               --                 5,151(2)
President and Chief Executive      1997            347,798                    --               --                    --
Officer

Gordon Mays,                       1999            179,701                30,000           15,000                 4,438(3)
Executive Vice President           1998            176,270                28,250               --                 4,243(3)
                                   1997            170,664                40,775               --                    --

Timothy Mays,                      1999            150,000                30,000            5,000               154,511(4)
Executive Vice President of        1998            173,810                20,500               --                47,972(4)
Sales                              1997            230,150                36,638               --                    --

Robert Needle,                     1999            158,280                30,000           15,000               112,512(5)
Chief Operating Officer            1998            155,577                28,250           50,000                82,566(5)
                                   1997            159,116                25,000               --                    --

Ioannis Lykogiannis,               1999            125,145                10,000           10,000                 2,027(6)
Senior Vice President              1998            116,963                12,775           50,000                 1,956(6)
                                   1997            111,690                14,234               --                    --


----------
No named executive officer received personal benefits or perquisites during the fiscal year ended December 31, 1999 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) The Company provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to SEC rules.

(2) Represents (i) matching contributions by the Company under the Company's 401(k) Plan in the amount of $2,500 for 1999 and $1,541 for 1998, which are invested in certain mutual funds and (ii) insurance premiums under a term life insurance plan in the amount of $3,715 for 1999 and $3,610 for 1998.

(3) Represents (i) matching contributions by the Company under the Company's 401(k) Plan in the amount of $2,234 and $2,000 for 1998, which are invested in certain mutual funds and (ii) insurance premiums under a term life insurance plan in the amount of $2,204 for 1999 and 1998.

(4) Includes (i) matching contributions by the Company under the Company's 401(k) Plan in the amount of $2,500 for 1999 and $2,000 for 1998, which are invested in certain mutual funds; (ii) insurance premiums under a term life insurance plan in the amount of $3,268 for 1999 and 1998 and (iii) commissions on sales to specified customers to which under the terms of his employment agreement in the amounts of $148,743 in 1999 and $42,704 in 1998.

(5) Includes (i) matching contributions by the Company under the Company's 401(k) Plan in the amount of $2,500 for 1999 and $2,000 for 1998, which are invested in certain mutual funds; (ii) insurance premiums under a term life insurance plan in the amount of $645 for 1999 and 1998 and (iii) commissions on salesto specified customers to which R. Needle under the terms of his employment agreement in the amounts of $109,367 in 1999 and $79,921 in 1998.

(6) Represents (i) matching contributions by the Company under the Company's 401(k) Plan in the amount of $1,535 for 1999 and $1,463 for 1998, which are invested in certain mutual funds and (ii) insurance premiums under a term life insurance plan in the amount of $493 for 1999 and 1998.

Compensation Arrangements

     Michael R. Cunningham, Gordon Mays, Timothy Mays, Robert Needle and Ioannis Lykogiannis entered into employment agreements with the Company which became effective on April 27, 1998, the date of the closing of the Company's initial public offering of Common Stock. Mr. Baillargeon entered into an employment agreement with the Company that became effective on November 15, 1999.

     The agreement with Mr. Cunningham is for a term of three years. He is employed as President and Chief Executive Officer of the Company with general supervisory authority of the business of the Company and its subsidiaries and is charged with the responsibility of preparing and implementing a strategic plan and seeking out and consummating acquisitions, in accordance with the policies set by the Board of Directors. Pursuant to his employment agreement, Mr. Cunningham is paid an annual salary of $260,000, which may be increased from time-to-time at the discretion of the Board of Directors. He is also entitled to an annual bonus in an amount determined by the Compensation Committee based upon the realization of the Company's goals during such year.

     The agreement with Mr. G. Mays is for a term of three years. He is employed as Executive Vice President of the Company with responsibility for marketing, business development and information systems. Pursuant to his employment agreement, Mr. G. Mays is paid an annual salary of $200,000, which may be increased from time-to-time at the discretion of the Board of Directors. He is also entitled to an annual bonus in an amount determined by the Compensation Committee based upon the realization of the Company's goals during such year.

     The agreement with Mr. T. Mays is for a term of three years. He is employed as Executive Vice President of Sales of the Company with responsibility for overseeing major corporate accounts and identifying new customers. Pursuant to his employment agreement, Mr. T. Mays is paid an annual salary of $156,000, which may be increased from time-to-time at the discretion of the Board of Directors. He is also entitled to an annual bonus in an amount determined by the Compensation Committee based upon the realization of the Company's goals during such year and to commissions on net sales to certain customers of the Company.

     The agreement with Mr. Needle is for a term of three years. He is employed as Chief Operating Officer of the Company with responsibility for all manufacturing and customer service operations. Pursuant to his employment agreement, Mr. Needle is paid an annual salary of $177,000, which may be increased from time-to-time at the discretion of the Board of Directors. He is also entitled to an annual bonus in an amount determined by the Compensation Committee based upon the realization of the Company's goals during such year and to commissions on net sales to certain customers of the Company.

     The agreement with Mr. Lykogiannis is for a term of three years. He is employed as a Senior Vice President, Operations of the Company with responsibility for all internal production operations. Pursuant to his employment agreement, Mr. Lykogiannis is paid an annual salary of $142,000, which may be increased from time-to-time at the discretion of the Board of Directors.

     The agreement with Mr. Baillargeon is for a term of three years. He is employed as Vice President and Chief Financial Officer of the Company with supervisory authority over the finance and human resources departments of the Company. Pursuant to his employment agreement, Mr. Baillargeon is paid an annual salary of $130,000, which may be increased from time-to-time at the discretion of the Board of Directors. He is also entitled to an annual bonus in an amount determined by the Compensation Committee based upon the realization of the Company's goals during such year.

     The agreements with each of Messrs. Cunningham, G. Mays, T. Mays, Needle, Lykogiannis and Baillargeon are automatically extended for additional periods of one year effective on the second anniversary of the commencement date and on each anniversary thereafter (the "Renewal Date") unless the Company gives notice to the contrary at least six months prior to the Renewal Date. Each of these executive officers is entitled to a lump sum payment in the amount of one-half times his then annual salary in the event of a termination without cause, and, in the case of Messrs. Cunningham, G. Mays, T. Mays, Needle and Lykogiannis, a lump sum payment in the amount of two times his then annual salary in the event of a termination without cause within one year after a "Change of Control." Mr. Baillargeon is entitled to a lump sum payment of $150,000 if there is a Change of Control in a transaction approved by the Board if he shall remain employed by the Company six months after the Change of Control or sooner terminated without cause. He is entitled to an additional lump sum payment in the amount of two times his then annual salary in the event of a termination without cause within two years after the Change of Control. Except in the case of Mr. Baillargeon, each of the foregoing individuals is entitled to a lump sum payment in the amount of two times his then annual salary in the event of a termination of employment by the employee for "Good Reason" as defined under each of the respective employment agreements. Each of the foregoing individuals is also entitled to a comprehensive medical indemnity policy for himself and his family, long-term disability insurance and such other benefits as the Board of Directors shall adopt and approve. Messrs. Cunningham, G. Mays, T. Mays and Needle also receive a car allowance.

Compensation of Directors

     Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company receives an annual retainer or $6,000 and an additional fee of $1,000 for each day's attendance at a Board of Directors meeting and/or committee meeting or $500 for participation in a telephone conference meeting. Under the Company's Directors' Stock Option Plan, each non-employee director is granted an option to acquire 15,000 shares of Common Stock upon commencement of service and automatically receives options to acquire 4,000 shares of Common Stock each year, on the first day of the month following the month in which the annual meeting is held. Directors of the Company are reimbursed for out-of-pocket expenses incurred in their capacity as directors of the Company.

                        Option Grants in Last Fiscal Year

     Shown below is information with respect to the options to purchase Common Stock granted to the Chief Executive Officer and the executive officers named in the Summary Compensation Table above, during the fiscal year ended December 31, 1999:

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                     Annual Rates Of Stock
                                                                                                    Price Appreciation for
                                      Individual Grants                                                   Option Term
-------------------------------------------------------------------------------------------         -----------------------
                                                   Percent of
                                                     Total
                               Number of            Options
                               Securities          Granted to
                               Underlying          Employees      Exercise Of
                                Options            in Fiscal      Base Price    Expiration
           Name               Granted (#)           Year (%)      ($/Sh) (1)       Date              5% ($)          10% ($)
           ----               -----------           --------      ----------       ----              ------          -------
Michael R. Cunningham                 --               --                --            --                --               --

Gordon Mays                       10,000                6             16.50        4/7/09           103,800          263,000
                                   5,000                3             13.50       11/4/09            42,450          107,600

Timothy Mays                       5,000                3             13.50       11/4/09            42,450          107,600

Robert Needle                     10,000                6             16.50        4/7/09           103,800          263,000
                                   5,000                3             13.50       11/4/09            42,450          107,600

Ioannis Lykogiannis                5,000                3             16.50        4/7/09            51,900          131,500
                                   5,000                3             13.50       11/4/09            42,450          107,600

----------
(1) The exercise price per share for all options granted is equal to the market price of the underlying Common Stock as of the date of grant.

Option Exercises and Fiscal Year-End Values

     Shown below is information with respect to the exercise of options to purchase Common Stock by the Chief Executive Officer and the executive officers named in the Summary Compensation Table above and unexercised options to purchase shares of Common Stock granted to the Chief Executive Officer and such named executive officers.

       Aggregated Option Exercises in Fiscal Year Ended December 31, 1999
                       and December 31, 1999 Option Value

                                                                  Number of Securities
                                                                 Underlying Unexercised             Value Of Unexercised
                                                                      Options at                   In-The-Money Options
                                  Shares                           Fiscal Year-End (#)            at Fiscal Year-End ($) (1)
                               Acquired on         Value      -----------------------------      -----------------------------
           Name                Exercise (#)     Realized ($)  Exercisable     Unexercisable      Exercisable     Unexercisable
           ----                -----------      -----------   -----------     -------------      -----------     -------------
Michael R. Cunningham               --              --               --              --                  --              --

Gordon Mays                         --              --            5,000          10,000               2,190               0

Timothy Mays                        --              --            5,000              --               2,190               0

Robert Needle                       --              --           55,000          10,000              49,090               0

Ioannis Lykogiannis                 --              --           55,000           5,000              49,090               0

--------
(1) Based on the difference between the exercise price of the options and the closing price of the Common Stock on The Nasdaq National Market System on December 31, 1999.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General

     The Compensation Committee of the Board of Directors makes recommendations concerning the compensation and benefits payable to the Company's executive officers and other senior executives and administers the Company's stock option plan for employees.

     Members of the Compensation Committee during the fiscal year ended December 31, 1999 were Stanley J. Moss, Laurence Gerber and Arnold Spinner. The Compensation Committee met twice during the year. Mr. Moss retired as a director effective April 10, 2000.

     Set forth below is a discussion of the Company's compensation philosophy, together with a discussion of the factors considered by the Compensation Committee in determining the compensation of the Company's Chairman, President and Chief Executive Officer and other named executive officers in this Proxy Statement for the fiscal year ended December 31, 1999.

Compensation Philosophy

     The Company's compensation philosophy is to provide executives with annual compensation that rewards individual performance during the year and provides incentives to executives to improve the long-term performance of the Company. In connection with the Company's initial public offering which closed in April 1998, the Company entered into written multi-year employment agreements with its executive officers, the purpose of which is to retain the services of such officers for extended periods. The minimum salary to which each such executive officer is entitled is specified in his respective employment agreement, but the annual bonus for such officers and the awards of stock options, are subject to the approval of the Compensation Committee from time-to-time. In the case of certain executive officers with sales responsibilities, a portion of their compensation is in the form of commissions on sales to specified customers of the Company. The principal terms of the employment agreements of executive officers are described under the heading "Compensation Arrangements" above.

     Salaries. The base salaries payable to executive officers for the fiscal year ended December 31, 1999 was set in accordance with their respective employment agreements.

     Bonuses. Senior management developed a bonus compensation plan under which senior executives of the Company and its subsidiaries have been assigned to tiers depending upon their positions and the nature of their respective responsibilities. Each tier was assigned a potential bonus expressed as a range of percentages of base salary. The plan further provided for the establishment of a bonus pool based upon the Company' financial performance during the fiscal year. Accordingly, bonuses would be awarded on the basis of both the Company's financial performance and an individual executive officer's contribution to Company performance. The President recommended to the Committee that a bonus pool be set aside for the fiscal year ended December 31, 1999. The President also made recommendations to the Committee for the award of bonuses from the bonus pool to management employees in accordance with the tier structure.

     Grants of Stock Options. During the year ended December 31, 1999, awards of stock options were made to certain executive officers of the Company identified by the President of the Company as having been instrumental in the development of the Company's business. The value received by executive officers from option grants depends completely on increases in the market price of the Company's Common Stock over the option exercise price. Thus, this component of compensation is aligned directly with increases in value to the stockholders of the Company.

Chief Executive Officer Compensation

     The base salary for Mr. Michael R. Cunningham for fiscal year ended December 31, 1999 was $250,000 in accordance with the terms of his employment agreement. In consideration of Mr. Cunningham's role in the Company's domestic and international acquisition program, the expansion of the Company's domestic customer base and increase in domestic sales through the implementation of new long-term print service agreements with several financial institution customers, the Compensation Committee awarded him a bonus of $30,000 for the fiscal year ended December 31, 1999.


                                                 THE COMPENSATION COMMITTEE

                                                 Laurence Gerber, Chairman
                                                 Arnold Spinner

Stock Option Plans

1998 Stock Option Plan

     In February 1998, the Board of Directors and the then sole stockholder of the Company adopted the 1998 Stock Option Plan ("1998 Plan") and reserved 450,000 shares of Common Stock for issuance thereunder. The 1998 Plan provides for the granting to employees (including employee directors and officers) of options intended to qualify as incentive stock options within the meaning of ss. 422 of the Internal Revenue Code of 1986, as amended (the "Code") and for the granting of nonstatutory stock options to employees and consultants. The 1998 Plan is currently administered by the Company's Compensation Committee.

     The 1998 Plan provides for the granting of both Incentive Stock Options ("ISOs") and nonstatutory stock options (a "NSO") and in connection with such options the granting of stock appreciation rights (an "SAR") or additional stock options, known as progressive stock options, in the event the grantee exercises such stock options by surrendering shares of Common Stock of the Company (a "PSO"). NSOs and SARs may be issued to any key employee or officer of the Company or its subsidiaries, or any other person who is an independent contractor, agent or consultant of the Company or its subsidiaries but not any director of the Company who is not an employee of the Company. ISOs may be issued to key employees and officers of the Company and its subsidiaries, but not to an independent contractor, agent or consultant. The Compensation Committee also determines the times at which options will vest and will become exercisable, their transferability and the dates, not more than ten years after the date of grant, on which options will expire. Options have no value unless the price of the Common Stock appreciates after the date of grant and the holder satisfies applicable vesting requirements.

     As of April 24, 2000, options covering an aggregate of 338,410 shares of Common Stock are outstanding under the 1998 Plan.

The Directors' Stock Option Plan

     In February 1998, the Board of Directors and the then sole stockholder of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan") and reserved 150,000 shares of Common Stock for issuance thereunder. Each director of the Company who is not an employee of the Company or any of its subsidiaries (an "Outside Director") is eligible to participate in the Directors' Plan.

     Each Outside Director received, at the time of the closing of the Company's initial public offering of Common Stock, an NSO to acquire 15,000 shares of Common Stock at $13 per share. Each year, on the first day of the month following the month in which the annual meeting of stockholders is held, each Outside Director automatically receives an NSO for the purchase of 4,000 additional shares of Common Stock at the fair market value on such date. New Outside Directors receive an NSO for the purchase of 15,000 shares of Common Stock upon their initial election as directors. All options granted under the Directors' Plan are fully vested six months after the date of grant. As of April 24, 2000, options covering an aggregate of 80,000 shares of Common Stock are outstanding under the Directors' Plan.

     Options under the Directors' Plan have a term of ten years and are not exercisable until six months following the date of grant. Payment upon exercise may be made only in cash or by check. In the case of a person who ceases to be an Outside Director, the options shall not be exercisable after three years following the date such person ceased to be an Outside Director. In the case of the death of a person holding options under the Directors' Plan, options that have not expired may not be exercised by executors, administrators, heirs or distributees, after the later of (i) the first anniversary of the date of death or (ii) the third anniversary of the date the person ceased to be an Outside Director for a reason other than death.

Employee Stock Purchase Plan

     In 1999, the Company adopted the Cunningham Graphics International, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). However, implementation of the Stock Purchase Plan has been postponed. The Stock Purchase Plan, when implemented, would provide a means for employees of the Company and its domestic subsidiaries to authorize payroll deductions on a voluntary basis to be used for the period purchase of the Company's Common Stock.

     Under the Stock Purchase Plan, the Company would initially sell shares to participants at a price equal to the lesser of 85% of the fair market value of Common Stock at the beginning of a three-month offering period or 85% of the fair market value of Common Stock on the purchase date after the end of the offering period. The Stock Purchase Plan permits the Company to change the manner in which purchases are made so that, instead of the Company selling shares at such a discount, the Company would make a matching contribution equal to 15% of an employee's payroll contribution, which funds would then be used for market purchases of Common Stock. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. The maximum number of shares that may be purchased under the Stock Purchase Plan from all sources is 300,000, subject to appropriate adjustment in the case of any extraordinary dividend or other distribution, recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange, or other similar corporate transaction or event affecting the Common Stock. Shares purchased from the Company will be either authorized but unissued shares or treasury shares.

     All full-time employee of the Company and its domestic subsidiaries will be eligible to participate in the Stock Purchase Plan beginning six months after commencing employment, excluding any person who normally works less than 20 hours per week or less than five months per year, and excluding any other employee who owns five percent or more of the total combined voting power or value of all outstanding shares of all classes of securities of the Company or any subsidiary.

     Upon enrollment in the Stock Purchase Plan, the employee will have to elect a rate at which he or she will make payroll contributions for the purchase of Common Stock. An employee generally may elect to make contributions in an amount not less than one percent nor more than ten percent of such employee's regular earnings (or such higher or lower rates as the Board of Directors may specify), although an employee's contributions will be adjusted downward (or refunded) to the extent necessary to ensure that he or she will not purchase during any offering period Common Stock that has a fair market value, as of the beginning of the offering period, in excess of $3,750 (representing an annual limitation of $15,000). All employee contributions will be made by means of direct payroll deduction. The contribution rate elected by a participant will continue in effect until modified by the participant, except that an employee may not increase a previously elected contribution rate during a given offering period.

     The contributions of an employee will be credited to an account maintained on behalf of such employee by a financial institution, designated as custodian under the Stock Purchase Plan. The Stock Purchase Plan provides that purchases of Common Stock are to be made on the fifth business day after the end of each offering period. For so long as the Stock Purchase Plan is operated as a "discount plan," the Company will sell shares directly to the custodian for employees' accounts at a price equal to the lesser of 85% of the fair market value of Common Stock at the beginning of the three-month offering period or 85% of the fair market value of Common Stock on such purchase date. If the Board of Directors designates the Stock Purchase Plan as a "matching plan," discounted sales by the Company would be discontinued, but the Company instead would make a matching contribution equal to 15% of an employee's payroll contributions to be used by the custodian to make market purchases of Common Stock at or promptly after such purchase date.

401(k) Plan

     The Company maintains a salary deferral and savings plan for its employees (the "401(k) Plan") which is qualified under Section 401(k) of the Code. Subject to the limits set forth in the Code, employees who meet certain age and service requirements may participate in the 401(k) Plan by contributing through payroll deductions. The Company, at its discretion, may elect to contribute to the 401(k) Plan in amounts and at times determined by the Board of Directors.

Company Performance

     Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Common Stock against the cumulative total return of the Nasdaq Stock Market (U.S.) Index, the S&P Specialty Printing Index and the S&P Services (Commercial and Consumer) Index. The graph assumes that the value of the investment in the Common Stock and each index was $100 at April 22, 1998 and that all dividends, if any, were reinvested.

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE CHART IN THE PRINTED MATERIAL.]

                                                                         Cumulative Total Return
                                                ------------------------------------------------------------------------
                                                04/22/1998    6/98     9/98    12/98     3/99     6/99     9/99    12/99
CUNNINGHAM GRAPHICS INTERNATIONAL, INC.             100        133       94      117      101      128       95      107
NASDAQ STOCK MARKET (U.S.)                          100        103       93      120      135      147      151      218
S & P SPECIALTY PRINTING                            100        111       87      110       84      103       85       72
S & P SERVICES
(COMMERCIAL & CONSUMER)                             100         89       68       88       69       79       64       77

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of April 24, 2000, with respect to the beneficial ownership of Common Stock of the Company for (i) each person who is known by the Company to beneficially own more than 5% of Common Stock; (ii) each named executive officer listed in the Summary Compensation table below; (iii) each director of the Company; and (iv) all directors and executive officers as a group. The Company has been advised that each stockholder listed below has sole voting and dispositive power with respect to such shares unless otherwise noted in the footnotes following the table.

 Name and Address                                 Amount and Nature      Percent
 of Beneficial Owner(1)                        of Beneficial Ownership  of Class
 ---------------------                         -----------------------  --------

Michael R. Cunningham, Chairman of                  2,032,928(2)           35.3%
the Board, President and Chief
Executive Officer

Gordon Mays,                                          236,531(3)            4.1%
Director and Executive Vice President

Timothy Mays,                                         170,803(4)            3.0%
Executive Vice President of Sales and
Secretary

Robert Needle,                                         58,333(5)            *
Chief Operating Officer

Ioannis Lykogiannis,                                   50,666(6)            *
Senior Vice President, Operations

James J. Cunningham,                                  151,798(7)(8)         2.6%
Director

Arnold Spinner,                                        19,000(8)            *
Director

Laurence Gerber,                                       24,000(8)            *
Director

Awad Asset Management, Inc.                           509,265(9)            8.8%
250 Park Ave., 2nd fl
New York, NY 10177

Putnam Investments, Inc.                              407,400(10)           7.1%
One Post Office Square
Boston, MA 02109

Hacienda Resources Limited                            398,216(11)           6.9%
Block 18 Greenwood Terrace
No. 26-28 Sui Wo Road
Shatin, New Territories
Hong Kong

Pilgrim Baxter & Associates, Ltd.                     297,700(12)           5.2%
825 Duportail Road
Wayne, PA 19087

All Directors and Executive Officers as a           2,760,726              46.4%
Group (10 persons)(13)

*    Less than 1%

----------
(1) Unless otherwise indicated, the address of each such person is c/o Cunningham Graphics International, Inc., 100 Burma Road, Jersey City, New Jersey 07305. "Beneficial owner" means generally any person who, directly or indirectly, has or shares voting power or investment power with respect to a security. All information with respect to the beneficial ownership of any stockholder has been furnished by such stockholder and the Company believes that all persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

(2) Excludes 130,898 shares held by a trust for the benefit of Mr. M. Cunningham's children. The trustee of such trust, James J. Cunningham, the brother of Mr. M. Cunningham, has the sole right to vote and dispose of such shares.

(3) Excludes 9,817 shares held by a trust for the benefit of Gordon Mays' children. The trustee of such trust, William J. Mays, the brother of Mr. G. Mays, has the sole right to vote and dispose of such shares. Includes 8,333 shares underlying options granted to Mr. G. Mays all of which are currently exercisable.

(4) Excludes 9,817 shares held by a trust for the benefit of Timothy Mays' children. The trustee of such trust, William Edward Shannon, the brother-in-law of Mr. T. Mays, has the sole right to vote and dispose of such shares. Includes 5,000 shares underlying options granted to Mr. T. Mays all of which are currently exercisable.

(5) Represents 58,333 shares underlying options which have been granted to Mr. Needle, all of which are currently exercisable.

(6) Represents 56,666 shares underlying options which have been granted to Mr. Lykogiannis, all of which are currently exercisable.

(7) Includes the 130,898 shares referred to in footnote (2). Also includes an aggregate of 400 shares held by trusts for the benefit of James J. Cunningham's children, of which Mr. J. Cunningham serves as trustee and of which he has the sole right to vote and dispose of such shares.

(8) Includes 19,000 shares underlying options which have been granted to the designated person, all of which are currently exercisable.

(9)  The beneficial owner reported this information as of February 7, 2000.

(10) The reported beneficial ownership is directly through Putnam Investments, Inc. ("PI") and indirectly through PI's wholly-owned subsidiaries, Putnam Investment Management, Inc. ("PIM"), and the Putnam Advisory Company, Inc. ("PAC"). PI is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. ("M&MC"). PI reported that it had shared voting power as to 227,400 shares and shared dispositive power as to 407,400 shares. PIM reported that it had shared dispositive power as to 134,900 shares. PAC reported that it had shared voting power as to 227,400 shares and shared dispositive power as to 272,500 shares. M&MC and PI expressly declared that the filing of the
     Schedule 13G shall not be deemed an admission by either or both of them that they are for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the beneficial owner of any securities covered by Schedule 13G, and further stated that neither of them have any power to vote or dispose of, or direct the voting or disposition of, any of the securities in this table. The beneficial owner reported this information as of February 4, 1999.

(11) Hacienda Resources Limited, a British Virgin Islands corporation, was formed by Messrs. Lam Hok Ling and Tung Hok Ki to take title to the shares of Common Stock issued by the Company on January 13, 1999 as part of the purchase price for the acquisition of Workable Company Limited, and its affiliated companies, the Company's subsidiary in Hong Kong. To the Company's knowledge, such individuals have shared voting and dispositive power to the 398,216 shares.

(12) The beneficial owner reported this information as of February 8, 1999.

(13) Includes 2,564,727 shares and 195,999 shares subject to options which have been granted to officers and directors of the Company, all of which are currently exercisable, and excludes the shares referred to in footnotes (3) and (4).

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Payments to Stanley Moss for Legal Services

     During 1999, Stanley J. Moss, a Director of the Company, was paid $4,375 for legal services to the Company.

Policy of the Board of Directors

     All ongoing and any future transactions with affiliates of the Company, if any, will be on terms believed by the Company to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of disinterested directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                      CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                                      (Registrant)


Dated:  ________ __, 2000             By:_______________________________________
                                      Michael R. Cunningham
                                      President, Chief Executive Officer
                                      and Chairman of the Board of Directors