Form 10-Q
period 2000-03-31
CUNNINGHAM GRAPHICS INTERNATIONAL INC
filed 2000-05-15
CIK 1053949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

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

                 Yes [X]   No [  ]

The number of shares of Common Stock, no par value, of the Registrant outstanding at April 28, 2000 was 5,757,606.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      INDEX


                                                                                       Page
                                                                                       ----
Part I -- Financial Information
        Item 1 -- Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of December 31, 1999
               and March 31, 2000 .................................................       1

            Condensed Consolidated Statements of Income for the Three Months
               Ended March 31, 1999 and 2000 ......................................       2

            Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1999 and 2000 .........................       3

            Notes to Condensed Consolidated Financial Statements - March 31, 2000..       4

        Item 2 -- Management's Discussion and Analysis of Financial Condition
        and Results of Operations .................................................      11

        Item 3 -- Quantitative and Qualitative Disclosure of Market Risk ..........      19

Part II -- Other Information

        Item 4 -- Submission of Matters to a Vote of Securtiy Holders .............      20

        Item 6 -- Exhibits and Reports on Form 8-K ................................      20

                (a) Exhibits

                Exhibit 27 - Financial Data Schedule

                (b) Reports on Form 8-K

                                Part I. FINANCIAL INFORMATION
                           CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share amounts)

                                                                               December 31,     March 31,
                                                                                  1999           2000
                                                                                --------        --------
                                                                                (Note 1)       (Unaudited)
Assets
Current assets:
    Cash and cash equivalents ..........................................        $  5,131        $  2,130
    Accounts receivable ................................................          24,906          34,999
    Inventories ........................................................           3,357           3,272
    Prepaid expenses and other current assets ..........................           2,523           2,796
    Deferred income taxes ..............................................           1,234           1,234
                                                                                --------        --------
Total current assets ...................................................          37,151          44,431
Cash held for acquisitions and building addition .......................             975             975
Property and equipment - net ...........................................          40,833          41,260
Goodwill - net .........................................................          49,362          49,870
Other assets ...........................................................           4,051           4,318
                                                                                --------        --------
                                                                                $132,372        $140,853
                                                                                ========        ========

Liabilities and stockholders' equity
Current liabilities:
    Current portion of long-term debt ..................................        $    939        $  1,493
    Revolving lines of credit ..........................................           1,622           2,097
    Current portion of obligations under capital leases ................           2,563           1,901
    Accounts payable ...................................................          15,526          18,084
    Accrued expenses ...................................................          10,459           8,290
                                                                                --------        --------
Total current liabilities ..............................................          31,109          31,865
Long-term debt - net of current portion ................................           7,844           7,117
Revolving line of credit - net of current portion ......................          38,419          44,211
Obligations under capital leases - net of current portion ..............           5,689           5,651
Deferred income taxes ..................................................           3,176           3,175

Commitments and contingencies

Stockholders' equity:
    Preferred stock, no par value, 10,000,000 authorized,
       none issued .....................................................              --              --
    Common stock, no par value, 30,000,000 authorized, 5,731,399 and
        5,757,606 issued and outstanding for 1999 and 2000, respectively          36,003          36,332
    Accumulated other comprehensive income (loss) ......................             469             380
    Retained earnings ..................................................           9,663          12,122
                                                                                --------        --------
Total stockholders' equity .............................................          46,135          48,834
                                                                                --------        --------
                                                                                $132,372        $140,853
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

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                        March 31, 2000
                                                --------------------------------
                                                   1999                 2000
                                                -----------         -----------
Net sales ...............................       $    18,301         $    42,994
Operating expenses:
    Costs of production .................            12,251              29,296
    Selling, general and administration .             2,965               7,161
    Depreciation and amortization .......               762               1,660
                                                -----------         -----------
                                                     15,978              38,117
Income from operations ..................             2,323               4,877
    Interest expense ....................               (42)             (1,325)
    Other income ........................                13                 130
                                                -----------         -----------
Income before income taxes ..............             2,294               3,682
    Provision for income taxes ..........               899               1,223
                                                -----------         -----------
Net income ..............................       $     1,395         $     2,459
                                                ===========         ===========

Earnings per common share:
    Basic ...............................       $      0.25         $      0.43
                                                ===========         ===========
    Diluted .............................       $      0.25         $      0.42
                                                ===========         ===========

Weighted average number of common shares:
    Basic ...............................         5,645,696           5,753,802
                                                ===========         ===========
    Diluted .............................         5,676,985           5,885,140
                                                ===========         ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 1999 and 2000
                                 (in thousands)
                                   (Unaudited)

                                                                          1999        2000
                                                                        --------    --------
Cash flows from operating activities
Net income ..........................................................   $  1,395    $  2,459
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ...................................        762       1,660
    Gain on sale of equipment .......................................          5        (135)
    Deferred income taxes ...........................................          1           1
Changes in operating assets and liabilities:
    Accounts receivable .............................................     (1,393)    (10,189)
    Inventory .......................................................         19          86
    Prepaid expenses and other assets ...............................        (30)       (121)
    Other assets ....................................................        220        (265)
    Accounts payable ................................................     (1,571)      2,624
    Accrued expenses ................................................        935      (2,073)
                                                                        --------    --------
Net cash provided by (used in) operating activities .................        343      (5,953)
Cash flows from investing activities
    Proceeds from the disposition of equipment ......................                    141
    Acquisition of property and equipment ...........................     (5,329)     (1,880)
    Acquisition of businesses, net of cash acquired .................    (15,625)       (927)
                                                                        --------    --------
Net cash used in investing activities ...............................    (20,954)     (2,667)
Cash flows from financing activities
    Net (payments) proceeds on revolving lines of credit ............      8,226       6,135
    Proceeds from long-term borrowings ..............................      3,425         271
    Principal payments on long-term borrowings ......................       (145)        220)
    Principal payments on obligations under capital lease ...........       (191)       (726)
    Proceeds from the excersise of stock options ....................                    330
                                                                        --------    --------
Net cash provided by financing activities ...........................     11,315       5,790
Effect of exchange rate changes on cash and cash equivalents ........        (30)       (171
                                                                        --------    --------
Net decrease  in cash and cash equivalents ..........................     (9,326)     (3,001)
Cash and cash equivalents, beginning of period ......................     11,879       6,106
                                                                        --------    --------
Cash and cash equivalents, end of period ............................   $  2,553    $  3,105
                                                                        ========    ========
Supplemental disclosure of noncash investing and
    financing activities
Issuance of common stock in conjunction with the acquisition
    of Workable Company Limited and affiliates ......................   $  6,181    $   --
                                                                        ========    ========
Debt assumed in business acquisitions ...............................      $ 700    $   --
                                                                        ========    ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                     CUNNINGHAM GRAPHICS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                (dollars in thousands, except per share amounts)


1. Basis of Presentation

GENERAL

     Cunningham Graphics International, Inc., a New Jersey corporation, (the "Company") provides a wide range of graphic communications services to financial institutions and corporations, focusing on printing and distributing time-sensitive analytical research and marketing materials and providing on-demand printing services. The Company operates in select international markets through its facilities in the United States, Canada, the United Kingdom, and Hong Kong and Singapore. The Company is a major producer of financial research reports and provides services, on a non-exclusive basis, to a variety of major international investment banking firms.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Cunningham Graphics International, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial requirements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  Acquisitions

     On February 1, 2000, the company acquired certain printing assets owned by an existing customer for $1 million. In connection therewith, the Company took over the operation of five digital print shops operated by the customer and entered into a printing contract with such customer. The cost of these assets exceeded the fair value by $500 thousand and is being amortized over 40 years.

3. Acquisition of Real Estate

     The Company has contracted, for the acquisition of an unimproved parcel of land adjacent to its Jersey City, New Jersey facility, for a purchase price of $975. The closing of such transaction is contingent upon the completion of certain environmental remediation to the satisfaction of the Company and the New Jersey Department of Environmental Protection.

4. Segment and Geographic Information

     The Company's single business segment is the production and distribution of time-sensitive analytical research marketing materials, commercial printing, digital printing, outsourcing services and on providing on-demand printing services.

     The following table presents financial information based on the Company's geographic segments for the three months ended March 31, 1999 and 2000 (dollars in thousands):

                    For the Three Months Ended March 31, 1999

                                                          Income
                                                           from
                                            Net Sales   Operations
                                            ---------   ----------
                   United States             $13,082     $ 1,472
                   United Kingdom              3,026         413
                   Hong Kong and Singapore     2,024         408
                   Canada                        169          30
                                             -------     -------
                   Total                     $18,301     $ 2,323
                                             =======     =======


                    For the Three Months Ended March 31, 2000

                                                    Income
                                                     from      Identifiable
                                     Net Sales    Operations      Assets
                                     ---------    ----------   ------------
          United States               $ 30,336     $  2,585     $ 85,596
          United Kingdom                 8,601          744       34,518
          Hong Kong and Singapore        2,881        1,123       13,705
          Canada                         1,176          425        7,034
                                      --------     --------     --------
          Total                       $ 42,994     $  4,877     $140,853
                                      ========     ========     ========

5. Comprehensive Income

     Total comprehensive income was $1,411 and $2,371 for the three months ended March 31, 1999 and 2000, respectively. The difference between net income and other comprehensive income is entirely related to foreign exchange differences.

6. Earnings Per Share Data

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                              For the three months ended
                                                      March 31,
                                              --------------------------
                                                   1999            2000
                                               ----------     ----------
Numerator:
  Net income for basic and diluted
   earnings per share                          $    1,395     $    2,459
                                               ----------     ----------

Denominator
  Denominator for basic earnings per share      5,645,696      5,753,802
   - weighted average common shares
  Effect of dilutive securities - employee
   stock options                                   31,289        131,338
                                               ----------     ----------
  Denominator for diluted earnings per
   share- adjusted weighted average
   common shares and assumed
   conversion                                   5,676,985      5,885,140
                                               ----------     ----------
Basic earnings per common share                $     0.25     $     0.43
                                               ----------     ----------
Diluted earnings per common share              $     0.25     $     0.42
                                               ----------     ----------

7. Subsequent Events

     On May 2, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Automatic Data Processing, Inc., a Delaware corporation ("Parent") and FIS Acquisition Corp., a New Jersey corporation ("Purchaser") and a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, on May 11, 2000 the Purchaser commenced a cash tender offer (the "Offer") to purchase all of the outstanding shares (the "Shares") of common stock, no par value, of the Company at a price of $22 per Share and, following the Offer, will merge with and into the Company (the "Merger"). Following the consummation of the Merger, the Company will continue as the surviving corporation and will be a wholly owned subsidiary of Parent.

     Contemporaneously with the execution of the Merger Agreement Parent, Purchaser and certain shareholders of the Company (the "Shareholders") owning approximately 44.4% of the shares, entered into a Voting and Tender Agreement (the "Voting and Tender Agreement") pursuant to which each Shareholder agreed, among other things, to tender his shares pursuant to the Offer, to vote his shares in favor of the Merger Agreement and the transaction contemplated thereby in any action taken by the shareholders of the Company and not to transfer his shares until the termination of the Voting and Tender Agreement.

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

     The sales of the Company are derived from graphic communications services, including digital communications, document management, offset printing, digital printing, data output, bindery, fulfillment services, mailing services and outsourcing services. The Company prints brochures, booklets, confirmations of trade, client statements and adhesive books to meet the daily, weekly and monthly needs of its customers. To facilitate the rapid distribution of documents globally, the Company has designed and implemented the World Research Link(TM), an array of electronic data communication networks linking each of the Company's facilities with its major customers. To date, the Company has established extensive non-exclusive client relationships with leading companies in the financial services, insurance and publishing industries, providing certain of the printing and graphic communication needs of Credit Suisse First Boston Corporation, Goldman, Sachs & Co., PaineWebber Inc., Lehman Brothers Inc., Merrill Lynch & Co., Inc., The Prudential Insurance Company of America, Empire Blue Cross/Blue Shield, New York Life Insurance Company, and The McGraw-Hill Companies, Inc. among others.

Results of Operations

     The following tables set forth certain items from the Company's Statements of Income as a percentage of net sales for the periods indicated:

                                                 Three Months
                                                 Ended March 31
                                               ------------------
                                                1999        2000
                                               ------      ------

Net sales                                      100.0%      100.0%
     Costs of production                        66.9        68.1
     Selling, general and administrative        16.2        16.7
     Depreciation and amortization               4.2
                                                             3.9
                                               -----       -----
Income from operations                          12.7        11.3
     Interest expense                           (0.2)       (3.1)
     Other income                                0.0         0.3
                                               -----       -----
Income before income taxes                      12.5         8.5
     Provision for income taxes                  4.9         2.8
                                               -----       -----
Net income                                       7.6%        5.7%
                                               =====       =====

     Acquisitions in 1999 are the primary causes of the increases in revenues and expenses since March 31, 1999. Each of the Company's acquisitions in fiscal 1999 have been accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods.

     The following table sets forth the Company's 1999 acquisitions (collectively the "1999 Acquired Businesses") and indicates the month in which each business was acquired.

     1999 Acquisitions:
          Workable Company Limited and Affiliates              January 1999
          Boston Towne Press, Inc.                             February 1999
          Griffin House Graphics Limited and Affiliates        March 1999
          Goldhawk Reprographics Limited and Affiliates        April 1999
          Bengal Graphics, Inc. and Affiliate                  June 1999
          Venus Holdings Limited and Affiliates                June 1999
          MVP Graphics, Inc. and Affiliate                     July 1999
          D&L Graphics, Inc.                                   September 1999
          Golden Crane, Incorporated                           September 1999
          Mirror Graphics, Inc. and Affiliates                 October 1999

Three months ended March 31, 2000 compared with three months ended March 31,
1999

     Net sales. The Company reported net sales of $43.0 million for the three months ended March 31, 2000 compared to $18.3 million for the same period in 1999, an increase of $24.7 million or 135%. This increase is due to the addition of the 1999 Acquired Businesses and internal growth from the Company's existing customer base. The internal growth resulted primarily from the increase in business from existing customers and the assimilation of certain in-house printing operations of third-party businesses.

     Costs of production. Costs of production were $29.3 million for the three months ended March 31, 2000, as compared to $12.3 million for the same period in 1999, an increase of $17 million or 138.2%. Costs of production were approximately 68.1% of net sales for the three months ended March 31, 2000, compared to 66.9% for the same period in 1999. The increase of costs of production as a percentage of net sales was attributable to the inclusion of higher percentage costs of production for certain 1999 Acquired Businesses and a change in the Company's sales mix.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $7.2 million for the three months ended March 31, 2000, as compared to $3.0 million for the same period in 1999, an increase of $4.2 million or 140%. Selling, general and administrative expenses were 16.7% of net sales for the three months ended March 31, 2000 compared to 16.2% for the same period in 1999. This increase is due to the addition of the 1999 Acquired Businesses and an increase in the corporate infrastructure to manage the Company's accelerated acquisition program and internal growth.

     Depreciation and amortization. Depreciation and amortization expenses were $1.7 million for the three months ended March 31, 2000, as compared to $762 thousand for the same period in 1999, an increase of $938 thousand, or 123.1%. This increase is due to the addition of the depreciation expense from the 1999 Acquired Businesses and the increase in goodwill amortization.

     Provision for income taxes. The provision for income taxes was $1.2 for the three months ended March 31, 2000, as compared to the provision for income taxes of $899,000 for the same period in 1999. As a percentage of income before taxes the tax rate was 33.2% for the three months ended March 31, 2000 and 39.1% for the same period in 1999. The decrease is attributable to the inclusion of the 1999 Acquired Businesses, which generally have lower tax rates offset by nondeductible goodwill.

     Net income. Net income was $2.5 million or $0.42 per share on a diluted basis with 5,885,140 weighted average common shares outstanding for the three months ended March 31, 2000 compared to the net income of $1.4 million or $0.25 per share on a diluted basis with 5,676,985 weighted average common shares outstanding for the same period of the previous year.

Liquidity and Capital Resources

     The Company's primary uses of cash are for working capital, acquisition of property and equipment, business acquisitions and payments on long-term debt assumed in connection with certain acquisitions or incurred to finance certain equipment purchases. Cash utilized to acquire certain assets of in-house printing facilities of a customer totaled $1 million for the three months ended March 31, 2000. Cash utilized for the acquisition of property and equipment, was $1.9 million for three months ended March 31, 2000. Payments on long-term debt totaled $1.1 million for the three months ended March 31, 2000.

     Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2000.

     On August 3, 1999, the Company refinanced its domestic debt other than the mortgage indebtedness and entered into a $60 million credit facility (the "Credit Facility") with a group of banks. The Company may borrow up to $24 million until July 2001 for acquisitions (the "Acquisition Line"), and $26 million until July 31, 2004 for working capital, general business purposes and letters of credit (the "Working Capital Line"), on a revolving basis. The Company also borrowed $10 million, payable in quarterly installments beginning on September 30, 2000 to repay existing indebtedness. At the Company's option, the Credit Facility bears interest at either: (i) the bank's base rate plus a number of basis points depending upon the Company's maximum leverage ratio, as defined in the agreement or (ii) the Eurodollar rate plus a number of basis points depending upon the Company's maximum leverage ratio, as defined. At March 31, 2000, the weighted average interest rate on the Credit Facility was 8.9%. Among other things, the loan agreement restricts the Company's ability to incur indebtedness, pay dividends, make capital expenditures, dispose of assets, lend money to foreign subsidiaries and make acquisitions. The Credit Facility also requires the Company to maintain certain financial covenants, including minimum net worth, maximum leverage and debt coverage ratios. The facility is collateralized by substantially all of the assets of the Company's domestic subsidiaries and a controlling interest of the stock of the Company's foreign subsidiaries.

     As of March 31, 2000, approximately $7.6 million remained available for borrowing for acquisitions and $5.2 million remained available for working capital and general business purposes under the Credit Facility. Letters of credit totaling $4.1 million were outstanding as of March 31, 2000.

     The Company believes that the cash flow provided from operations and the existing revolving line of credit facility is sufficient to fund the ongoing operations. However the long-term growth prospects will require additional debt or equity financing.

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

     A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Additional information relating to financial instruments and debt is included in Note 9 - Revolving Line of Credit, Long-Term Debt and Obligations Under Capital Leases.

     International operations, excluding U.S. export sales which are principally denominated in U.S. dollars, constitute 29.4% of the revenues and 26.5% of the identifiable assets of the Company as of March 31, 2000, which were denominated in British pounds, Hong Kong dollars and Canadian dollars. The Company has loans to foreign affiliates which are denominated in foreign currencies. Foreign currency changes against the U.S. dollar affect the foreign currency translation adjustment of the Company's net investment in these affiliates and the foreign currency transaction adjustments on long-term advances to affiliates, which impact consolidated equity of the Company. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures. The Company prints in a number of locations around the world and has a cost base that is diversified over a number of different currencies, as well as the U.S. dollar, which serves to counterbalance partially its foreign currency transaction risk. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures; however, whenever possible, it borrows in the local currency to reduce such exposure. Currently, the Hong Kong dollar is "pegged" to the United States dollar, so there is minimal foreign currency translation adjustment with respect to the Hong Kong operations.

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

                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

     Due to the pending offer by FIS Acquisition Corp., a wholly owned subsidiary of Automatic Data Processing, Inc., to purchase all of the outstanding shares of common stock of the Company, the Company has postponed indefinitely its annual meeting of stockholders. Stockholder proposals for inclusion in the proxy statement relating to the 2000 annual meeting were due on December 9, 1999.

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


                                         Cunningham Graphics International, Inc.
                                                    (Registrant)


Dated: May 15, 2000                      By: /s/ Gerald (L.J.) Baillargeon
                                             -----------------------------------
                                             Name: Gerald (L.J.) Baillargeon
                                             Title: Vice President and
                                                    Chief Financial Officer